Form 10KSB
period 1997-12-31
BIOGAN INTERNATIONAL INC
filed 1998-04-02
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB



(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission file number: 33-23489

    BIOGAN INTERNATIONAL, INC. (Formerly Biogan Medical International, Inc.)
                 (Exact name of business issuer in its charter)

          DELAWARE                                          58-1832055
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

7213 Potomac Drive, Boise, Idaho                              83704
    (Address of principal                                   (Zip Code)
     executive offices)


Issuer's telephone number: (208)-376-8500             Fax: (208) 376-4663

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

     -------------------           -----------------------------------------

     -------------------           -----------------------------------------



Securities registered under 12(g) of the Exchange Act:

                          Common Stock $.001 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X|, No |_|, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|



BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)

State issuer's revenues for its most recent fiscal year.    $225


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 1, 1998, $4,843,210.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuers's classes of common equity, as of the latest practicable date. December 31, 1997: 87,854,455 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated; (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format.  Yes |_|, No |X|.























BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Business Development.

     Biogan International, Inc. (formerly Biogan Medical International, Inc.) is a Delaware corporation with principal and executive offices at 7213 Potomac Drive, Boise, Idaho 83704, phone (208) 376-8500, FAX (208) 376-4663. Biogan is currently in the business of developing a new concept design in electrical motors called "IntorCorp Motor" which Registrant has previously referred to as the "Smart-Power Motor", and which management presently intends to develop and market for commercial purposes. During calendar years 1995 and 1996 Biogan also initiated a business to provide medical supplies internationally, however, this activity was discontinued at the end of 1996 in order that the full efforts and activities of management could be devoted to the development of the "IntorCorp Motor". The discontinuance of the medical supply business precipitated the change of name from "Biogan Medical International, Inc." to "Biogan International, Inc." in September of 1997.

     Biogan initiated its pursuit of a new concept in electrical motors in 1995 when it entered into a joint venture with Magnetronics, Inc. for the development of an electrical magnetic motor referred to as the "Magna Motor" under patents available to Magnetronics, Inc. During calendar year 1996 and after consultation with Technical Development Consultants, Inc. an independent firm of consulting electrical engineers and principally Mr. Scott Anderson, management of Biogan determined that a different technology was required to accomplish the development of the new concept in electrical motors. In the 1st quarter of 1997 management of Biogan made the decision to table further activity with Magnetronics and to continue with its consulting agreement with Technical Development Consultants, Inc. and Mr. Scott Anderson, to develop the "IntorCorp Motor".

     During calendar year 1997, and as part of the research and development process, the respective consultants who had, or were expected to perform, consulting services on the IntorCorp Motor, including Mr. Scott Anderson, were assembled and formed a company called Collective Technologies, L.L.C. Collective Technologies acquired from Technical Development Consultants, Inc. and Mr. Scott Anderson as well as the other individual shareholders of Collective Technologies any rights to the intellectual technology with respect to the "IntorCorp Motor". During the calendar year 1997 Biogan and Collective Technologies completed and demonstrated the development of the proof of concept and feasibility prototype of a 5 HP "IntorCorp Motor" with a modular design, 72 volt DC motor and controller system which meets the National Electrical Manufacturers Association
(NEMA) configuration for 5HP motors.

Joint Venture Development: IntorCorp, Inc.

     By the end of 1997 Biogan and Collective Technologies negotiated a joint venture Preincorporation Agreement which became effective February 25, 1998, (See "Preincorporation Agreement" Exhibit "1" hereto) in which Biogan and Collective Technologies each agreed

     (i) to transfer to "IntorCorp, Inc." (a new Idaho corporation) their respective rights to all of the intellectual technology of the "IntorCorp Motor", each


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    3
          in exchange for a 50% ownership interest, and

     (ii) that a consulting agreement will be entered into with Collective Technologies, Inc. providing for compensation compatible with industry standards in the locality, for the continued development and testing of the "IntorCorp Motor".

     The Business Plan incorporated in the Preincorporation Agreement acknowledges that

     (i)  the 5HP DC Feasibility Prototype has been developed and tested, and

     (ii) management is currently considering the options of developing (a) a large power (40HP) motor or (b) a dual development of a 5/10HP motor.

     Under either of the options the cost to develop support functions, conduct the laboratory prototype phase development and testing, complete production prototype phase development, and field test the motors will take approximately two years and will cost approximately $6,000,000 (See Item 6.B pages 9 and 10). Management is currently of the opinion that the risks are lower and the market potential higher with the 5/10 HP motors, however the final decision will be made at such time as financing is located and committed.

     Pursuant to the Preincorporation Agreement IntorCorp Inc. was incorporated in the state of Idaho on March 11, 1998, and named as the initial directors Scott DeHart, Wayne Stewart, George Wadsworth, CPA, and John R. Hansen, Jr., attorney. See Section 9.6 Management and Key Personnel of IntorCorp, Inc. page 12, for resumes of the Directors and Key Consultants of of Collective Technologies, L.L.C. who will be responsible for the continued development of the "IntorCorp Motor".

     The capitalization of IntorCorp under the terms of the Preincorporation Agreement is the issuance of 1,400,000 shares of common stock, par value $5.00 per share, to each of Biogan and Collective Technologies in exchange for all rights to the intellectual technology of each in the IntorCorp Motor at a total aggregate value as determined by the Board of Directors, of $14,000,000. Management anticipates the issuance of additional common stock of IntorCorp Inc. to investing parties at such time as development funding is committed.

IntorCorp Motor Characteristics.

     The present prototype of the motor is a 5 horsepower motor and integrated electronic controller. The combination of the motor and controller enables modular configurations from fractional horsepower to high multiple-horsepower ratings by modifying the configuration for larger size motors. Some primary advantages of the motor and controller are:

       o  It has no inrush current spike at startup.

       o  It can not burn out under locked rotor operation (stalled condition).

       o It can (but does not have to) apply full torque to a locked rotor indefinitely without burning out (hold power against a load).

       o It is highly efficient, and maintains very high efficiency over a broad RPM band.

       o  It requires less maintenance and is easily serviced when necessary.


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    4

     The basic motor architecture is that of a stacked axial-gap, permanent magnet, brushless motor utilizing high field strength neodymium-iron boron magnets. The high magnetic fields produced by this material allow smaller architectures that are inherently low in hysteresis, eddy current, and winding resistance losses. A specifically designed controller, which is incorporated in the IntorCorp Motor design, is required for operation as well as to maximize its performance advantages. Although the proof of concept prototype runs on 72 volt DC current, the 2nd stage prototype now being developed will run automatically on either AC or DC current and over a relatively wide range of voltages while maintaining highly efficient use of amperage draws.

     The controller is quite compact, and will be enclosed in the motor housing in production models. The motor/controller package can be made smaller and lighter than an equivalent rated horsepower induction motor. The IntorCorp Motoer is more flexible and efficient. The prototype's control is by an external computer through a standard serial port for maximum operating flexibility. In production, this will remain an option, or a control program will be loaded onto the on-board microprocessor for simpler "plug in" operating regimes.

     The control program, whether on-board or remote, can control speed, acceleration, torque, power, direction of rotation, and index to any position (like a stepper motor). It can provide feedback to the controller (and user) on torque provided, horsepower delivered to the load, speed, angular position, and rotation direction.

     The controller forms the interface between the power source and the motor windings. Its heart is the microprocessor chip that continuously monitors the motor's speed, direction, applied voltage, back emf (voltage generated by the motor), and user/control inputs. From all these inputs the controller calculates and delivers to the windings a series of variable high-energy pulses. The result is smooth, efficient, and highly responsive operation.

     The controller effectively conditions its power inputs, giving unique advantages such as:

       o The power current draw from an AC source can be shaped by the controller to be sinusoidal and precisely mapped onto the source waveform, achieving a unity power factor. This is not true of conventional low frequency silicon controlled rectifier starters.

       o The motor can be used in relatively large horsepower applications on single-phase lines. Inrush current spike limits conventional motors to about 7.5 horsepower on single-phase lines.

       o The motor can be operated over a wide range of torque and speed conditions in either direction and maintains high efficiency use of the power source.

     Many new and exciting applications for the IntorCorp high-efficiency, flexible motor are being generated by the market forces driving the rapid growth of conventional variable speed high efficiency motor/controller combinations. Those forces are primarily utility companies and the government's continuing drive for electric power and environmental conservation evidenced by the EPAct legislation, the Motor Challenge Program, and other initiatives combined with continually increasing efforts by industry to reduce life-cycle operating costs.

     Strong interests and support has been expressed by state and federal government engineers, electric power utility engineers and officials, and other industrial executives for

BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    5
various applications of the motor.

Intellectual Technology.

     Collective Technologies, Inc. has filed a Provisional Patent with respect to the intellectual technology encompassed in the IntorCorp Motor, and is in the process of preparing for filing the formal application for patent. Under the terms of the Preincorporation Agreement the rights to any patents on Intellectual Technology are to be assigned to IntorCorp, Inc.

Competition.

     Management of Biogan is aware that competition in the electrical motor industry is very competitive, with several very large companies who have extensive financial resources. Management is not, however, at this time aware of any company that has the same or similar product as the IntorCorp Motor. Management is of the opinion that there are several established companies that can provide other electrical motors for the same or similar functions that the IntorCorp Motor is expected to perform. Management is of the opinion that the IntorCorp Motor will, however, be substantially more efficient and able to successfully compete at such time as production of the IntorCorp Motor is commenced.

Estimate on Costs of Research and Development.

     During calendar year 1996 Registrant expended $132,127 cash in research and development of the Magna Motor with Magnetronics, and $25,583 in cash and 78,550 shares of restricted common stock (which Registrant values on its books at $29,933) in development of the IntorCorp Motor.

     During calendar year 1997 Registrant expended $57,358 in cash and 309,558 shares of common stock (which Registrant values on its books at $71,507) in development of the IntorCorp Motor.

Employees.

     Effective the date of this report, Registrant has four full time paid employees all of whom are working from the corporate office in Boise, Idaho.


ITEM 2. DESCRIPTION OF PROPERTY.

     Registrant operates from office space at 7213 Potomac Drive, Boise, Idaho 83704, under a lease which expires in May of 1998. Negotiations are now in process with representatives of the landlord to renew the lease on the same office space or in the same office complex. Registrant owns the office furniture and equipment which consists of 5 executive desks with swivel chairs and side pieces, 3 secretarial desks, AT&T 25 phone system with hardware, 4 computers with computer software, and miscellaneous other office equipment.

ITEM 3. LEGAL PROCEEDINGS.

     There is no pending litigation involving the Registrant, and to the best knowledge of


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    6
management there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of Registrant.

     As previously reported in the September 30, 1997, Form 10-Q.B., on June 11, 1997, the Company filed a Complaint in the United States District Court for the District of Idaho against Frank Wright, Defendant, to enjoin Wright from transferring 6,000,000 shares of Biogan common stock, and for the return of said 6,000,000 shares to the Company. The action is based on an earlier default judgement in favor of Biogan against Tower Enterprises International, Inc. for cancellation of some 17,500,000 shares of common stock for failure to pay the subscription consideration. The subject 6,000,000 shares are allegedly part of the said 21,150,000 shares previously owned by Tower. The defendant has filed an answer denying the allegations, raised several affirmative defenses to the complaint, and has requested a jury trial.

     The matter has been set for trial on September 14, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

     A. Market for Common Stock. Registrant's common stock is traded on the NASDAQ over-the-counter Bulletin Board under the symbol "BIGM". The following table shows the trading price data for the common stock as reported by NASDAQ as the range of representative bid prices for the common stock for 1996 and 1997. The Registrant's stock is quoted in the National Quotation Bureau's Pink Sheets and listed on the NASD's Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                 Bid Price
                                          -----------------------
                                            High            Low
                                          -------         -------
          1996
          First Quarter                   $0.3000         $0.1860
          Second Quarter                  $0.7800         $0.4500
          Third Quarter                   $0.6400         $0.3300
          Fourth Quarter                  $0.62           $0.2900

          1997
          First Quarter                   $0.3600         $0.2400
          Second Quarter                  $0.2500         $0.1150
          Third Quarter                   $0.1975         $0.1600
          Fourth Quarter                  $0.2500         $0.1200

     B. Holders of Common Stock. The approximate number of holders of


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    7
record of the Registrant's was 707 as of December 31, 1997. A number of the Company's record shareholders are broker/dealers who are holding record title for other customers, and accordingly management believes the actual number of beneficial holders of its common stock is greater than the number of shareholders of record.

     C. Dividends. There have been no cash or other distributions or dividends.

     D. Unregistered Equity Securities Sold by Registrant During 1997.

     During 1997 Registrant issued common stock of Registrant without registration under the Securities Act in private transactions (Section 4(2) exemption) to the class of persons indicated, without discounts or commissions, for cash and services rendered. (The list does not include securities issued under Regulation S). In addition Securities issued for cash in the United States from August to the end of the year were pursuant to an offering under Regulation D, Rule 506. With the consent of the Department of Finance in the State of Idaho, the offering was made to residents of Idaho who were either accredited, or were existing shareholders who were sophisticated. Reference is made to the "Statement of Stockholders' Equity" in the Financial Statements for more detail with respects to the shares issued by Registrant during 1997, as well as previously issued shares.

Date       Shares   Price      Cash             Identity of Purchasers
----       ------   -----      ----             ----------------------
12/97      640,000  0.25    $160,000   Accredited Investors or "Sophisticated"
                                       Existing Shareholders (Rule 506 Offering)

Date       Shares   Price      Value   Consideration       Purchasers
----       ------   -----      -----   -------------       ----------
1/97-12/97 800,746  0.1465-                                Professionals, legal,
                    0.2600  $151,359   Services Rendered   Accounting,
                                                           Engineers.

8/97-12/97 405,958  0.15-                                  Two Long Term
                    0.26    $ 93,416   Loan Payments       Lenders

1/97-10/97  75,600  0.25    $ 18,900   Restitution Shares  Pre 1990 Investors


ITEM  6.          MANAGEMENT'S PLAN OF OPERATION.

     A. IntorCorp Motor Development - IntorCorp, Inc.

     During calendar year 1997 Registrant devoted essentially all of its time, efforts and expenditures and Collective Technologies, L.L.C. devoted substantial time and effort to refine the new concepts in electro-magnetic motor and controller design and technology, and to produce the proof of concept and feasibility prototype of the IntorCorp Motor, which was accomplished. To resolve issues related to rights to intellectual technology and to assemble the desired personnel to expeditiously proceed with the further development of the IntorCorp Motor, all material parties agreed to form IntorCorp, Inc., a subsidiary owned 50% by Biogan and 50% by Collective Technologies, L.L.C. (a consolidation of personnel and intellectual technology material to the development of the IntorCorp Motor), (See "Joint Venture Development:

BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    8

IntorCorp, Inc. page 3). IntorCorp Inc. intends to develop a consulting agreement with Collective Technologies to continue the research and development of the IntorCorp Motor to reach production design, and a consulting agreement with Biogan to accomplish marketing research and other functions to facilitate commercial marketing of the IntorCorp Motor.

     The Business Plan of IntorCorp is essentially as follows (time estimates run from the date of available funds):

1. Present Status:            A 5 HP Feasibility Prototype has been developed
                              and tested. Presently considering the development of a high HP motor, or a dual development of 5/10
                              HP motors.

2. Support Functions:         Site preparation for high voltage and high power
                              working and testing environment, intellectual technology filings and procurement, and general workplace setup. (Estimated 6 months and $1,000,000 cost)

3. Lab Prototype:             Scale the design to size of motor, include AC
                              front end option, extensive stress testing and reliability development, meet all design objectives including full environmental requirements. Deliver 5 test units and 5 demonstration units. (Estimated 71/2months and
                              $2,300,000 cost)

4. Production Prototype:      Include design improvements from reliability
                              tests, finalize intellectual property filings, obtain regulatory agency approvals, and first unit application testing, prepare 5 units for internal destructive testing and 10 demonstration units including units for regulatory approval.
                              (Estimated 5 months and $1,400,000 cost)

5. Field Test:                Beta test site application testing, 20
                              demonstration sales units, 10 Beta field application test units. (Estimated 5 months and $1,300,000 cost)

6. Production Start:          During the field testing period the manufacturing
                              facilities, line and tooling can be set up such that when the field testing is completed the manufacturing can begin . The cost of manufacturing is variable depending on the approach developed, the line capacity and the degree of development of the tooling involved.

     Management estimates that an investment of $7,000,000 will take the project through the development phases and field test which includes a contingency of approximately $1,000,000 to cover unforeseen expenses and potential delays. Management of both Biogan, Collective Technologies, Inc. and IntorCorp, Inc. are presently exploring and seeking sources of financing for the IntorCorp Motor project.

B. Biogan Business Activities.


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                    9

     The primary focus of management will be the funding and marketing of the IntorCorp Motor as a consultant to IntorCorp, Inc., described in the preceding section. In addition, management is presently seeking other business opportunities to develop and/or joint venture.

     In order to continue with the business of IntorCorp and/or Biogan, it will be necessary to raise additional capital which Management intends to obtain through private placements of common stock or other securities, with qualified investors.

     Management does not now have any basis for projecting revenues from any operations.

     Management does not now have any plans for the purchase or acquisition of any plant or significant other equipment, or to make any significant change in the number of employees currently employed by Registrant.

ITEM 7. FINANCIAL STATEMENTS.

     Included herewith are the audited Financial Statements of Registrant for the year ended December 31, 1997, and from inception February 5, 1988 through December 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS.

     The Management of Biogan is under the direct control of a board of directors consisting of three directors who are elected at the annual meeting of shareholders. Following the annual meeting of shareholders after the election of the directors, the board of directors is to hold the organizational meeting at which time the officers are appointed. In addition the Board of Directors has established an Advisory Board, on a non-compensation basis (however, see Item 11.c pages 14 & 15), to assist the Directors in directing business policy of the Company.

     9.1 Directors and Officers.

     The current directors and executive officers of Biogan are as follows:

   Name                    Age    Position                   Date of Appointment
   ----                    ---    --------                   -------------------

   L. William Glazier      68     President, Director             May, 1994
   Ronald J. Tolman        46     Executive VP, Director          May, 1994
   Rulon L. Tolman         48     VP, Treasurer, Director         *
   Robert C. Montgomery    46     Secretary                       **

     * Mr. Rulon L. Tolman was appointed Sec.-Treas, and Director in September of 1994. He was appointed Vice President in February 1997, and remained as secretary-Treasurer until September, 1997, when he was released as Secretary.

     **   Mr. Montgomery was appointed corporate Secretary in September, 1997.


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   10

     9.2 Business Experience.

L. William Glazier, was appointed Director and President in May of 1994, and has since continued in the offices. Mr. Glazier retired from Chevron Oil Corporation in 1989 as an executive having supervised five offices and a $600,000,000 operating budget. Since his appointment as Director and President, he has been primarily responsible for assisting in the restructure of Registrant and development of new business.

Ronald J. Tolman, was appointed Director and acting Vice President in May of 1994, and has been Executive Vice President in charge of operations since December of 1994. Mr. Tolman was National Training & Marketing Director for Weather Master Architectural Coatings from 1988 to 1994. Previously he served in business related government positions including Administrator of Operations for the State of Idaho Department of Insurance and Business Development Specialist for the Small Business Administration.

Rulon L. Tolman, was appointed Director September 1994, and is currently a Vice President of the Company. Mr. Tolman has been with Mutual of New York since 1978 and has been Account Executive, Field Underwriter and Sales Manager. Previously Mr. Tolman was a Production Supervisor with Boise Cascade Container Division managing 80 employees.

Robert C. Montgomery, 6940 Ashland Drive, Boise, Id. 83709, is presently Secretary-Treasurer and house legal counsel for the Company. Mr. Montgomery received his J.D. degree from the University of Idaho in 1974. Mr. Montgomery is a member of the bar in Idaho, Oregon and Washington. He was a former adjunct professor of Business Laws and Ethics at Boise State University, and has practiced law in Idaho since 1974.

     9.3 Advisory Board.

     The Advisory Board consists of 5 members who meet as requested by the directors, generally twice per month. The Advisory Board Members are:

     Robert C. Montgomery, see resume above.

     Keith Cline, 1252 E. Victory Rd., Meridian, Id. 83642, investor and advisor to the company. Mr. Cline is presently retired, but was a graduate in engineering from U.C. Berkely in 1951, and was the owner-operator of Universal Wood Products, Inc. and in the construction business in Meridian.

     John R. Hansen, Jr., 1419 W. Washington, Boise, Id. 83702. Mr. Hansen received his J.D. degree from UCLA in 1956, and has practiced law from 1957 to 1968 in California and from 1968 to the present in Idaho, primarily in securities and business practice. Mr. Hansen is presently outside counsel to the Company.

     Jacque L. Tolman, Executive Secretary for the company. Mrs. Tolman received her

BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   11
accounting degree from Boise State University in 1975. She has acted as the administrative assistant for the Company for the past three years. Her experience includes 4 years as the Medical Staff Coordinator for St. Luke's Regional Hospital, and one year with the St. Luke's Mountain States Tumor Institute.

     George W. Wadsworth, 214 S. Cole Road, Boise, Id. 83709, has been a partner in the accounting firm Wadsworth & Smith, Chartered for the last 23 years. He is also the CPA for the Company.

     9.4 Family Relationships.

     Mr. Ron Tolman and Mr. Rulon Tolman are cousins, and Mr. Ron Tolman and Jacque Tolman are husband and wife.

     9.5 Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file initial reports of ownership and reports of changes in ownership (Forms 3,4 an 5) of common stock of the Registrant with the Securities and Exchange Commission ("SEC"). Officers and directors and greater than 10% beneficial holders are required by SEC regulation to furnish the Registrant with copies of all such forms that they file.

     To the Registrant's knowledge, based solely on the Registrant's failure to receive any copies of such reports, the Registrant believes that during the fiscal year ended December 31, 1997, none of the Section 16(a) filing requirements applicable of its officers, directors and greater and 10% beneficial owners was complied with.

     9.6 Resumes of Management and Key Consultants of IntorCorp Inc.

     Directors of IntorCorp Inc. are Scott DeHart, Wayne Stewart, George Wadsworth and John R. Hansen, Jr. See Advisory Board for resumes of George Wadsworth and John R. Hansen, Jr.

     Scott DeHart is 50 years of age, and received Bachelors and Masters Degrees from Brigham Young University in Electrical Engineering. From 1975 to 1997 Mr. DeHart was employed with Hewlett Packard and included 4 years experience as Section Manager of the Greeley Division in Greeley, Colorado; 4 years as Section Manager of Disk Storage Systems Division in Boise, Idaho; and 2 years as Project Manager, Firmware Development and Firmware Development Manager. The assignments included planning, development and managing conceptualized projects to market production.

     Wayne Stewart is 52 years of age, is a graduate of Brigham Young University and attended graduate school at Purdue. From 1983 to 1995 he was the Manufacturing Manager for the disk memory division of Hewlett Packard, located in Boise, Idaho. From 1995 to 1997 he was VP over world manufacturing for Whirlpool, and in 1997 he accepted the position of VP of operations at Iomega.

     Scott K. Anderson is 57 years of age, and is a principal key consultant with Collective Technologies, L.L.C. Mr. Anderson received his Bachelor and Master Degrees in Electrical Engineering from Brigham Young University and participated in Stanford University

BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   12

HP Honors Co-op Program 1967-68 in Studies in Solid State Physics. in Since 1992 Mr. Anderson has been an electrical engineer consultant and is the founder of Technical Development Consultants, Inc. incorporated in 1996. From 1983 to 1991 Mr. Anderson was the R&D Manager, Member of Division Staff of Hewlett Packard, Boise, Idaho, responsible for the direction of HP's Mass Storage Mechanisms development effort, and from 1990 to 1992 was the Russian Joint Venture Operations Manager.

ITEM 10. EXECUTIVE COMPENSATION.

     The 1997 cash and stock remuneration paid by Biogan to the officers and directors and other benefits received by each of them are set forth below:

                                    Annual           Restricted Stock
Name & Position            Year     Compensation     Shares           Date

L. William Glazier, Pres.  1997       -0-             -0-

Ronald J. Tolman, V-Pres   1997     $34,500           -0-

Rulon L. Tolman,           1997     $29,000           -0-

Robert C. Montgomery       1997     $ 2,718           -0-

     The compensation in calendar year 1998 for Mr. Glazier, Mr. Ronald J. Tolman and Mr. Rulon L. Tolman will continue the same as 1997. Mr. Montgomery is paid on billed hours at his legal rate of compensation.

     Both in 1996 and in 1997 each of the management members are reimbursed for their out of pocket expenses relating to company business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT:

     The following table reflects the ownership by the persons indicated as of December 31, 1997.

a: Beneficial Owners, known to Registrant, owning more than 5% of voting securities:

                                         Common Stock              Percentage of
Name of Owner                          Beneficially Owned            Ownership
--------------------------------------------------------------------------------

L. William Glazier                         10,500,000                   11.9%
805 W. Cross Street
Woodland Hills, CA 95695

Ronald J. Tolman                            9,493,400                  10.76%
2326 Bruins Avenue
Boise, Idaho 83704

BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   13

Rulon L. Tolman                             9,900,000                  11.22%
7272 Glenridge View
Boise, Idaho 83709

b. Security Ownership of Management:

                                         Common Stock              Percentage of
Name of Owner                          Beneficially Owned            Ownership
--------------------------------------------------------------------------------

L. William Glazier                         10,500,000                   11.9%
805 W. Cross Street
Woodland Hills, CA 95695

Ronald J. Tolman                            9,493,400                  10.76%
2326 Bruins Avenue
Boise, Idaho 83704

Rulon L. Tolman                             9,900,000                  11.22%
7272 Glenridge View
Boise, Idaho 83709

Robert C. Montgomery                        2,338,000                   2.65%
6940 Ashland
Boise, Idaho 83709

Jacque L. Tolman                            3,664,867                   4.15%
2326 Bruins Avenue
Boise, Idaho 83704

c. Security Ownership of Advisory Board Members

Keith Cline                                 1,130,000                   1.28%
1252 E. Victory Rd.
Meridian, Idaho 83642


John R. Hansen, Jr.                         2,500.000                   2.83%
1419 W. Washington
Boise, Idaho 83702

Robert C. Montgomery                        2,338,000*                  2.65%
6940 Ashland Drive
Boise, Idaho 83709

Jacque L. Tolman                            3,664,867*                  4.15%
2326 Bruins Avenue
Boise, Idaho 83704


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   14

George W. Wadsworth                         2,604,021                   2.95%
214 S. Cole Road
Boise, Idaho 83709

     * Also listed under 12 (b) above.

     Robert C. Montgomery and George W. Wadsworth are issued stock from time to time for services rendered to the Company.

     During fiscal year 1997 individual members of Management gifted Company stock to members of the Advisory Board, from their personal holdings, (with certain transfer restrictions), 10,500,000 shares of common stock as follows:
From L. William Glazier and Ronald J. Tolman, 4,500,000 shares each and from Rulon L. Tolman 2,500,000 shares, to: Keith Cline, 1,000,000, John R. Hansen, Jr., 2,500,000, Robert C. Montgomery, 2,000,000, Jacque L. Tolman, 2,500,000,
George W. Wadsworth, 2,500,000, with an additional 1,000,000 shares held for future incentive purposes.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit "1" Princorporation Agreement between Biogan International, Inc., and Collective Technologies, L.L.C., an Idaho limited liability company.

SIGNATURES


     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BIOGAN INTERNATIONAL, INC.
                                (formerly known as Biogan Medical
                                     International, Inc.)
                                               (Registrant)


                                By  /s/ RONALD J. TOLMAN
                                    --------------------------------
                                         (Signature and Title)

                                        Executive Vice President
                                        (Printed name and Title)

                                Date: March 31, 1998



BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   15

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ RONALD J. TOLMAN      Executive VP & Director             March 31, 1998
   ------------------------
       Ronald J. Tolman



By /s/ RULON L. TOLMAN       VP, Treasurer & Director            March 31, 1998
   ------------------------
       Rulon L. Tolman


BIOGAN INTERNATIONAL, INC.
Form 10-KSB (December 1997)                                                   16

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                                DECEMBER 31, 1997


CONTENTS

Independent Auditor's Report                                              1

Balance Sheet                                                             2

Statement of Operations                                                   3

Statement of Stockholders' Equity                                         4

Statement of Cash Flows                                                   5

Notes to Financial Statements                                             6-12

                                 George Brenner
                          CERTIFIED PUBLIC ACCOUNTANT
                       9300 WILSHIRE BOULEVARD, SUITE 480
                        BEVERLY HILLS, CALIFORNIA 90212
                         310-276-5545 FAX 310-276-5933

                          REPORT OF INDEPENENT AUDITOR

Board of Directors
Biogan International, Inc. formerly Biogan Medical International, Inc. Boise, Idaho

I have audited the accompanying balance sheet of Biogan International, Inc. (a development stage company) as of December 31, 1997 and related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1996 and 1997 and the period from February 5, 1988 through December 31, 1997. These financial statements are the responsibility of the COmpany's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 1997 and the results of its operations, stockholders' deficiency and cash flows for the years ended December 31, 1996, 1997 and the period February 5, 1988 through December 31, 1997 in conformity with the generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring losses from development stage activities raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                                        /s/ GEORGE BRENNER
                                        George Brenner, C.P.A.

Beverly Hills, California
March 27, 1998

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                             As of DECEMBER 31, 1997




ASSETS
CASH                                                                $   100,517
                                                                    -----------

TOTAL CURRENT ASSETS                                                $   100,517

FURNITURE/EQUIPMENT                                                      35,113
ACCUMULATED DEPRECIATION                                                 (7,837)
                                                                    -----------

TOTAL FIXED ASSETS                                                  $    27,276

INVESTMENT IN BIOMAGNETRONICS                                                 0
INVESTMENT IN BIOLINK                                                         0
                                                                    -----------
TOTAL OTHER ASSETS                                                            0
                                                                    -----------
TOTAL ASSETS                                                        $   127,793
                                                                    ===========


LIABILITIES & STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE                                                    $    25,772
NOTE PAYABLE-STOCKHOLDERS                                                80,000
NOTES PAYABLE - OTHER                                                    43,680
ACCRUED EXPENSES                                                        108,270
                                                                    -----------

TOTAL CURRENT LIABILITIES                                           $   257,722

STOCKHOLDERS' EQUITY
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 87,854,455 ISSUED                                 87,854
ADDITIONAL PAID IN CAPITAL                                            5,150,518
DEVELOPMENT STAGE LOSS                                               (5,368,301)
                                                                    -----------

TOTAL EQUITY                                                        $  (129,929)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $   127,793
                                                                    ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                  FROM INCEPTION
                                                                                  FEBRUARY 5, 1988
                                     YEAR ENDING           YEAR ENDING               THROUGH
                                   DECEMBER 31, 1996     DECEMBER 31, 1997       DECEMBER 31,1997
SALES
REVENUE - FEES                         $     3,500             $     225             $     7,150
RENTAL INCOME                                  750                  --                       750
                                       -----------             ---------             -----------

TOTAL SALES                                  4,250                   225                   7,900

EXPENSES
WAGES                                  $   169,676             $ 197,070             $   362,746
INCENTIVE BONUS                            108,561                40,803                 149,364
STOCK SUBSCRIPTION LOSS                    101,006                  --                   101,006
DEPRECIATION EXPENSE                         3,367                 5,570                   7,837
CONTRACT LABOR                                --                  32,991                 247,227
INTEREST EXPENSE                             6,160                16,798                  23,158
LEGAL & ACCOUNTING FEES                    123,720                80,475                 219,199
RENT                                         6,160                12,823                  23,056
START UP COSTS                                --                    --                   127,441
RESEARCH AND DEVELOPMENT                   197,643               128,865                 343,101
STOCK RESTITUTION EXPENSE                  401,986                18,900               3,564,659
OTHER OPERATING EXPENSES                    94,371                98,584                 298,464
SUBSIDIARIES LOSSES                         74,902                77,461                 158,521
                                       -----------             ---------             -----------

TOTAL EXPENSES                         $ 1,273,490             $ 677,349             $ 5,378,552
                                       -----------             ---------             -----------

NET OPERATING INCOME (LOSS)             (1,269,240)             (677,124)             (5,370,652)

INTEREST INCOME                              4,519                   334                   5,069
TAX PENALTIES/FINES                           --                  (1,926)                 (2,718)
                                       -----------             ---------             -----------

TOTAL OTHER                            $     3,797             $  (1,592)            $     2,351
                                       -----------             ---------             -----------

NET INCOME (LOSS)                      $(1,247,813)            $(678,716)            $(5,368,301)
                                       ===========             =========             ===========


PRIMARY LOSS PER SHARE                 ($   0.0156)            ($ 0.0079)            ($   0.1451)
                                       ===========             =========             ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                            THROUGH DECEMBER 31, 1997

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                     COMMON STOCK                                   AMOUNT        ADDITIONAL      DURING THE
-------------------------------------------------------------        PER           PAID-IN       DEVELOPMENT       STOCKHOLDERS'
ISSUED:                              SHARES            AMOUNT       SHARE          CAPITAL           STAGE       EQUITY (DEFICIENCY)
-------------------------------------------------------------      -------       -----------     -----------     -------------------
July 27, 1988                     2,250,000             2,250       0.0111           22,750               --           25,000
January 25, 1989                 17,750,000            17,750       0.0060           88,750               --          106,500
January 29, 1989                  3,637,347             3,637       0.0309          108,602               --          112,239

To management:
  September 14, 1995             41,955,173            41,955       0.0010               --               --           41,955
  September 14, 1995                906,667               907       0.0030            1,813               --            2,720
  September 14, 1995                452,600               453       0.0100            4,073               --            4,526
  October 4, 1995                    61,980                62       0.1000            6,136               --            6,198
  December 8, 1995                   23,580                24       0.2500            5,871               --            5,895

For professional services:
  September 14, 1995                120,000               120       0.0100            1,080               --            1,200
  October 4, 1995                   100,000               100       0.0100              900               --            1,000
  December 8, 1995                  100,000               100       0.0100              900               --            1,000
  February 23, 1996                 115,222               115       0.2149           24,643               --           24,759
  July 29, 1996                     493,034               493       0.2149          105,448               --          105,941
  December 2, 1996                  417,893               418       0.3691          153,835               --          154,253
  January 31, 1997                  250,774               251       0.2460           61,436               --           61,687
  February 28, 1997                  56,621                57       0.2600           14,665               --           14,721
  March 15, 1997                     76,173                76       0.2600           19,729               --           19,805
  March 29, 1997                     15,400                15       0.2600            3,989               --            4,004
  June 2, 1997                      225,597               226       0.1492           33,441               --           33,667
  August 12, 1997                   224,269               224       0.1465           32,626               --           32,851
  October 31, 1997                  304,546               305       0.1892           57,322               --           57,626
  December 31, 1997                (352,634)             (353)      0.2070          (72,650)              --          (73,003)

For loan payments:
  September 14, 1995                 61,000                61       0.1000            6,039               --            6,100
  November 1, 1995                   50,000                50       0.1000            4,950               --            5,000
  December 8, 1995                   10,000                10       0.1000              990               --            1,000
  August 12, 1997                    41,600                42       0.2000            8,278               --            8,320
  August 31, 1997                    66,666                67       0.1500            9,933               --           10,000
  October 1, 1997                    57,692                58       0.2600           14,942               --           15,000
  December 30, 1997                 240,000               240       0.2504           59,856               --           60,096

For restitution:
  September 14, 1995              2,668,967             2,669       0.2500          664,573               --          667,242
  October 4, 1995                 2,180,600             2,181       0.2500          542,969               --          545,150
  November 1, 1995                  372,270               372       0.2500           92,695               --           93,068
  December 8, 1995                7,353,248             7,353       0.2500        1,830,959               --        1,838,312
  February 23, 1996                 744,444               744       0.2500          185,367               --          186,111
  May 3, 1996                       125,929               126       0.2500           31,356               --           31,482
  June 21, 1996                     350,863               351       0.2500           87,365               --           87,716
  July 29, 1996                     310,567               311       0.2500           77,331               --           77,642
  September 11, 1996                  2,667                 3       0.2500              664               --              667
  December 2, 1996                   73,480                73       0.2500           18,297               --           18,370
  January 31, 1997                    4,000                 4       0.2500              996               --            1,000
  February 28, 1997                  38,000                38       0.2500            9,462               --            9,500
  June 2, 1997                       18,000                18       0.2500            4,482               --            4,500
  August 12, 1997                    11,200                11       0.2500            2,789               --            2,800
  October 31, 1997                    4,400                 4       0.2500            1,096               --            1,100

For dispute settlement:
  October 4, 1995                    25,000                25       0.1000            2,475               --            2,500
  November 1, 1995                   31,030                31       0.1000            3,072               --            3,103
  December 8, 1995                   50,000                50       0.1000            4,950               --            5,000

For private offering:
  September 14, 1995                 75,000                75       0.1000            7,425               --            7,500
  November 1, 1995                    5,000                 5       0.2500            1,245               --            1,250
  December 8, 1995                  256,000               256       0.2500           63,744               --           64,000
  February 23, 1996                 672,923               673       0.2208          147,875               --          148,549
  May 3, 1996                       353,667               354       0.2208           77,718               --           78,072
  June 21, 1996                     606,900               607       0.2208          133,366               --          133,973
  July 29, 1996                     252,000               252       0.2201           55,206               --           55,457
  December 31, 1996                  54,350                54       0.4600           24,946               --           25,000
  March 29, 1997                    154,000               154       0.2500           38,346               --           38,500
  December 4, 1997                  640,000               640       0.2500          159,360               --          160,000
  December 31, 1997                 708,750               709       0.1422          100,041               --          100,750

NET LOSS                                 --                --                            --       (5,368,301)      (5,368,301)
                                -----------       -----------                    ----------       ----------       ----------

                                 87,854,455            87,854                     5,150,518       (5,368,301)        (129,929)
                                ===========       ===========                    ==========       ==========       ==========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                      FROM INCEPTION
                                                     YEAR ENDING     FEBRUARY 5, 1988
                                                 DECEMBER 31, 1997   DECEMBER 31, 1997
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                    $(678,716)         $(5,368,301)

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED FROM OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                                   61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT             151,358              439,510
RESTITUTION                                             18,900            3,564,659
REPAYMENT OF LOANS                                      81,320               81,320
INTEREST EXPENSE                                        12,096               24,196
DISPUTE SETTLEMENTS                                          0               10,603

OTHER ADJUSTMENTS:
INVESTMENT LOSSES                                       77,460              158,521
STOCK SUBSCRIPTION  LOSS                                     0              101,006
FIRST DEVELOPMENT STAGE LOSS                                 0              142,733
NOTES PAYABLE - OTHER PAID WITH STOCK                  (81,320)             (81,320)
DEPRECIATION AND AMORTIZATION                            5,570                7,837
                                                     ---------          -----------
TOTAL ADJUSTMENTS                                      265,384            4,510,359

ACCOUNTS PAYABLE                                         1,239               25,772
ACCRUED LIABILITIES                                     89,242              108,270
                                                     ---------          -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                              $(322,851)         $  (723,900)
                                                     ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
FURNITURE/EQUIPMENT                                     (2,396)             (35,113)
INVESTMENT IN BIOMAGNETRONICS                             (195)            (104,077)
INVESTMENT IN BIOLINK                                   (2,588)             (54,443)
                                                     ---------          -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                              $  (5,179)         $  (193,633)
                                                     ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                     0               80,000
NOTES PAYABLE - OTHER                                   75,000              125,000
ISSUANCE OF COMMON STOCK                               299,250              813,050
                                                     ---------          -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                              $ 374,250          $ 1,018,050
                                                     ---------          -----------


NET INCREASE(DECREASE) IN CASH                       $  46,220          $   100,517
                                                     ---------          -----------

BEGINNING CASH BALANCE                               $  54,297          $         0
                                                     ---------          -----------

CASH ENDING BALANCE                                  $ 100,517          $   100,517
                                                     =========          ===========

CASH PAYMENTS FOR INTEREST EXPENSE                   $       0          $         0
CASH PAYMENTS FOR INCOME TAXES                       $       0          $         0



                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                            BIOGAN INTERNATIONAL, INC
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.   BUSINESS AND ABILITY TO CONTINUE IN EXISTENCE

     Biogan International, Inc. (Biogan International), is a development-stage company. See Note 5 "Stockholders' Equity" for a history of Biogan International's securities issuance and accumulated deficit. Management presently intends to focus aggressively on the continued further development and prototype testing of the Motor/Controller system as well as entering into strategic alliances for both manufacturing and marketing of the motor. Additional capital will be required to fund the growth and expansion and provide working capital for continued operations.

     Management presently does not have any plans for the purchase or acquisition of any significant plant or other equipment. It is anticipated that additional employees will be required by the Registrant as the acquired operations meet their expected growth. Since it is uncertain whether Biogan International will be successful in these ventures and whether it can obtain sufficient capital to finance these ventures, it is uncertain whether the Company will be capable of continuing in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A  PRESENTATION

     The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. Biogan International has had two stages of development (Note
     5G).

  B  INVESTMENT IN SUBSIDIARIES

     Biogan International owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. are both development-stage enterprises and neither company had any operating activities during the current quarter of operations. The investments are accounted for by the equity method whereby the purchase of stock shares are recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan International has invested $104,078 in Biomagnetronics. Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since the both companies have had no operating activities during the past two quarters and there are no plans for future operations. Neither company has assets of any value.








                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997


  B  INVESTMENT IN SUBSIDIARIES (CONTINUED)

     BioMagnetronics, Inc.'s accumulated losses from inception (June 1995) to December 31, 1997 were $154,078. Biolink, Inc.'s accumulated losses from inception (June 1996) to December 31, 1997 were $78,800.

  C  STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share. (see Statement of Stockholders' Equity "To Management" Note 5D) Stock issued for restitution (Note 5F) is valued at $.25 per share.

  D  NET LOSS PER SHARE

     The net loss per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the three month period ended December 31, 1997 and the period from February 5, 1988 (inception) through December 31 1997 was 85,957,910 and 36,998,001 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 87,854,455 shares outstanding, 61,258,377 are restricted and 26,596,078 shares are unrestricted.

  E  INCOME TAXES

     At December 31, 1997 Biogan International had net operating losses (NOL) carryforwards as follows:


     YEAR                                       NOL                YEAR EXPIRES

     Feb 5, 1988
     to Dec. 31, 1993                         $  142,733               2008
     1994                                         11,782               2009
     1995                                      3,251,790               2010
     1996                                      1,134,736               2011
     1997                                        678,716               2012
                                              ----------
                                              $5,219,757

     No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($3,560,760) is a tax deductible expense, it could be subject to an IRS disallowance.

  F  CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997


  G  FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes.

3.   NOTES PAYABLE AT DECEMBER 31, 1997 CONSISTED OF THE FOLLOWING:

     Notes Payable - Other:

     Notes payable to Gillingham Construction, Inc. with interest at 12% per annum from September 19, 1997, note is secured by personal residence of Ron Tolman and is payable on March 19,
     1998. 20,000 shares of Biogan International stock given as
     additional consideration                                          43,680
                                                                      -------


     Total Notes Payable - Other                                      $43,680
                                                                      =======

     Notes Payable - Stockholder:

     Notes payable to Ronald J. Tolman with interest at 10% per annum from November 13, 1996, note is unsecured and is
     payable on demand. Payments are applied first to any unpaid
     interest.                                                        $40,000

     Notes payable to Rulon L. Tolman with interest at 10% per
     annum from November 13, 1996, note is unsecured and is
     payable on demand. Payments are applied first to any unpaid
     interest.                                                         40,000
                                                                      -------

     Total Notes Payable - Stockholder                                $80,000
                                                                      =======


4.   STOCK OPTIONS

     On December 8, 1988, the board of directors of Biogan International allocated 2,000,000 shares of the Company's authorized common stock shares for a stock incentive plan to be issued as determined by the board at an option price of not less than placement offering of any private placement offering of the Company's common stock. No options have been granted or exercised under this stock incentive plan.






                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997




5.   STOCKHOLDERS' EQUITY

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                   In (000)
                                    Common   .001/share    Paid-In    Accumulated       Total
                                    Shares      Amount     Capital      Deficit        Equity
------------------------------------------------------------------------------------------------
A) Ronney shares                     2,250     $ 2,250   $   22,750   $           $    25,000
B) Biogan International merger      17,750      17,750       88,750                   106,500
C) Stock Subscriptions               3,637       3,637      108,602                   112,239
D) Expenses/Service Mgmt Grp        43,400      43,400       17,894                    61,294
E) Shares for Cash                   6,453       6,453    1,351,624                 1,358,077
F) Shares for Restitution           14,364      14,364    3,560,898                 3,575,262
G) Deficit:
     2/5/88 - 6/26/94                                                   (142,733)    (142,733)
     6/27/94 - 9/30/97                                                (5,225,568)  (5,225,568)
                                    ------     -------   ----------  -----------  -----------
         Totals                     87,854     $87,854   $5,150,518  $(5,368,301) $  (129,929)
                                    ======     =======   ==========  ===========  ===========

A.   Issuance of 2,250,000 shares of Ronney, a Delaware Corporation.

B. Exchange of Biogan (an Oregon Corporation), 5,000,000 shares for 17,750,000 shares of Ronney. Ronney and Biogan merged and changed its name to Biogan International, Inc.

C. Issuance of a stock subscription to Tower Enterprises International, Inc. (a European Corporation), a former 84% shareholder in Biogan International, Inc. 11,417,653 of the 15,150,000 original stock subscription has been canceled as of September 30, 1996.

D. Shares issued to new management for expenses/services incurred in re-starting Biogan International, Inc. were valued at or above the market value of the common stock listed on NASDAQ BB at $.001 to $.25 per share at the time the expenses were incurred; the services were rendered; and the Board of Directors' resolution approving the issuance was made. See "Statement of Stockholders' Equity" and Note 7.

E. Cash Shares and shares issued for services rendered and for loan payments by parties other than management.

F. From 1990 through May 1994, Biogan International, Inc. was under the control of prior management and affiliates. Effective December 31, 1996, the Company completed its review and has issued 14,289,065 shares of common stock as restitution to investors who substantiated their claims. In addition, the Company has obtained a court judgment canceling 15,150,000 shares of common stock issued in "C" above, and 4,117,653 shares issued to Tower Enterprises International, Inc. in "B" above. The company is continuing its litigation to recover damages as a result of questionable stock transactions.

G.   Biogan International has effectively had two development stages:

     (1) From February 5, 1988 through June 27, 1994. During this period the company was dormant for approximately four years.

     (2) The second development stage (June 27, 1994 through December 31, 1997) is and continues under the new management group set forth in D above.

                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997



6.   COMMITMENTS AND CONTINGENCIES

  A  SHARES FOR RESTITUTION

     As set forth in Note 5F "Shareholders' Equity" Biogan International is committed through December 31, 1997 to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

  B  BIOMAGNETRONICS, INC.

     On May 4, 1995, Biogan International, Inc. entered into an agreement to purchase a fifty percent interest in BioMagnetronics, Inc. for $50,000. Biogan International, Inc. received 1,000,000 shares of common stock dated September 20, 1995 in BioMagnetronics, Inc. This agreement obligates Biogan International, Inc. to provide future funding of $250,000 to $350,000 or facilities within two years from the date of the agreement or it may be terminated. Biomagnetronics, Inc. has not transacted any business during the last two quarters of 1997and has no assets of any value. This agreement has been terminated.

  C  OTHER

     In connection with the Company's plans to become operational, various verbal commitments and a letter of intent has been issued and they are in the negotiation stage with various manufacturers and distributors as of December 31, 1997. However, as discussed in Note 1, the Company remains a development stage company.

7.   RELATED PARTY TRANSACTIONS

     Pursuant to a board of directors meeting held in July 1995, the Company issued common stock to the following related parties in exchange for expenses incurred on behalf of the Company and for services rendered: (The schedule below has been adjusted to reflect shares issued to the Advisory Board from each of the related parties listed below - see Note 12)



             Date                Numbered of     Market     Issue      Expense/
        Expense/Service            shares        Price      Price      Service
Name       Rendered                issued      per share  per share     Amount
----       --------                ------      ---------  ---------     ------
Glazier Family Trust
  during 1994                    10,079,178      $.001      $.001      $ 10,079
  during first quarter of 1995      245,000       .001       .003           735
  during second quarter of 1995     148,300       .010       .010         1,483
  during third quarter of 1995       20,830       .100       .100         2,083
  during fouth quarter of 1995        6,692       .125       .250         1,673
  ------------------------------------------------------------------------------
                                 10,500,000                            $ 16,053

Ronald J. Tolman Family Trust
  during 1994                     8,982,729      $.001      $.001      $  8,983
  during first quarter of 1995      328,333       .001       .003           985
  during second quarter of 1995     154,300       .010       .010         1,543
  during third quarter of 1995       21,150       .100       .100         2,115
  during fourth quarter of 1995       6,888       .125       .250         1,722
  ------------------------------------------------------------------------------
                                  9,493,400                            $ 15,348


                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997



7.   RELATED PARTY TRANSACTIONS (CONTINUED)

Rulon L. Tolman
  during 1994                     9,386,667      $.001      $.001        $9,387
  during first quarter of 1995      333,333       .001       .003         1,000
  during second quarter of 1995     150,000       .010       .010         1,500
  during third quarter of 1995       20,000       .100       .100         2,000
  during fourth quarter of 1995      10,000       .125       .250         2,500
  ------------------------------------------------------------------------------
                                  9,900,000                             $16,387

     Biogan International sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1998 until December 31, 1996 amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman, and Jacque Tolman have accrued wages for the period ending December 31, 1997 of $48,300, $40,600, and $6,750 respectively.

8.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease expiring May 31, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 1997:

              Year Ending
              December 31                                  Amount
              -----------                                  ------

                 1998                                      $5.370
                                                           ------
                 Total                                     $5,370
                                                           ======

     Rental expense for the year ending December 31, 1997 amounted to $12,823. Rental expense for the period from inception February 5, 1988 through December 31, 1997 amounted to $23,056. See Note 7 for related party rental transactions.

10.  PRIVATE PLACEMENT OFFERING

     On August 5, 1997, the Company commenced a Private Placement offering of 8,000,000 shares of its common stock at $.25 per share the proceeds of which are expected to be used primarily for furthering research and development on the 5HP prototype motor, for development of 5HP motor to irrigation pump application, for developing larger size motors, and for working capital of the Company. Consent was received from the Idaho Department of Finance to proceed with the offering to residents of Idaho who qualify as accredited investors or other investors who are both sophisticated and existing shareholders of the Company.


                       See Accountants' Compilation Report

                           BIOGAN INTERNATIONAL, INC.
                   FORMERLY BIOGAN MEDICAL INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1997

11.  CORPORATE NAME CHANGE

     The Board of Directors consented to change the name of the corporation from Biogan Medical International, Inc. to Biogan International, Inc. This action was deemed necessary to avoid the confusion that has developed from the word "medical" in the name when the main emphasis of the company is to promote the development of the electro-magnetic motor. The name change was recorded by the state of Delaware on September 5, 1997.

12.  ADVISORY BOARD - STOCK

     Biogan International, Inc. created an Advisory Board composed of five individuals. Glazier Family Trust, Rulon L. Tolman and Ronald J. Tolman Family Trust gave 4,500,000, 2,500,000, and 4,500,000 shares respectively from their personal shares of Biogan International, Inc. to members of the Advisory Board members.

13.  SUBSEQUENT EVENTS

     The Board of Directors signed a preincorporation agreement to form a new corporation. Biogan International, Inc. will own 50% of the voting stock of the new Corporation. The other investor in the new corporation is Collective Technologies, LLC, an engineering group. The two groups are forming the new corporation in order to continue further development of the motor. The new corporation will be a development stage company.

     On March 3, 1998 Biogan International was released from all its obligations relating to services performed and paid for with 352,634 shares of common stock valued at $73,003 and accounts payable due of $47,080 due from an engineering group providing research and development of the motor. The stock had already been issued and will be canceled. This transactions is recorded on the Statement of Stockholders Equity as a negative transaction under "for professional services" as of December 31, 1997.

                       See Accountants' Compilation Report