Form 10QSB
period 1998-03-31
BIOGAN INTERNATIONAL INC
filed 1998-05-22
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ___________

                        Commission file number : 33-23489

                           BIOGAN INTERNATIONAL, INC.
             (Formerly known as Biogan Medical International, Inc.)
                 (Exact name of business issuer in its charter)

         DELAWARE                                           58-1832055
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7213 Potomac Drive, Boise, Idaho                            83704
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (208)-376-8500                   Fax: (208) 376-4663


--------------------------------------------------------------------------------
                                (Former Address)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ , No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No.___

The number of shares of common stock outstanding as of March 31, 1998, is 88,004,245.


         Transitional Small Business Disclosure Format. Yes ___, No _X_.


BIOGAN MEDICAL INTERNATIONAL, INC.
10-QSB - 98 (March 31, 1998)
                                                                               1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     1. The Financial Statements of the Company as of March 31, 1998, have been prepared by Wadsworth & Smith, Chartered, certified public accountants, without audit. (Pages 1F-1 through 1F-14)

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 1st quarter ended March 31, 1998, resulted in an operating loss of $122,196 or about $0.0014 per share which included $3,184 in Research and Development. During the 1st quarter Management focused its efforts on locating and developing financing for the continued development and marketing of the IntorCorp Motor (previously referred to as Smart-Power Motor) for its subsidiary IntorCorp, Inc., and on developing its business plan for continued business activity.

Funding and Capital Resources:

     The Company's cash balances and liquidity were exhausted by the end of the first quarter of 1998. Management anticipates arranging short term loans to continue operations of the Company through the second quarter of 1998. Management presently anticipates that additional working capital for continuing the business of the Company will be located by a combination of one or more private placements of common and/or preferred stock, joint venture development, debt financing, or other means, all of which are being explored and implemented by Management.

Plan of Operation:

     The Plan of Operation for Biogan is to (i) continue locating financing for developing and marketing of the IntorCorp Motor through its subsidiary IntorCorp, Inc., (ii) develop a consulting and management service for small companies, and (iii) locate and acquire other businesses.



BIOGAN MEDICAL INTERNATIONAL, INC.
10-QSB - 98 (March 31, 1998)
                                                                               2

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As previously reported in the June 30, 1997, Form 10-Q.B., on June 11, 1997, the Company filed a Complaint in the United States District Court for the District of Idaho against Frank Wright, Defendant, to enjoin Wright from transferring 6,000,000 shares of Biogan common stock, and for the return of said 6,000,000 shares to the Company. The action is based on an earlier default judgement in favor of Biogan against Tower Enterprises International, Inc. for cancellation of some 15,150,000 shares of common stock for failure to pay the subscription consideration. The subject 6,000,000 shares are allegedly part of the said 15,150,000 shares previously owned by Tower. The defendant has filed an answer denying the allegations, raised several affirmative defenses to the complaint, and has requested a jury trial.

     The matter has been set for trial on September 14, 1998.

Item 2. Changes in Securities.

     (a)  None

     (b)  None

     (c) Common shares issued by registrant during 1998 to March 31, 97, that were not registered under the Securities Act (other than unregistered sales made in reliance on Regulation S) in private placement transactions (Section 4(2) exemptions) for services rendered include:

--------------------------------------------------------------------------------

Date        Shares     Value/Share     Consideration               Identity
--------------------------------------------------------------------------------

02/28/98    120,000    $0.19           Financial Consulting    Charles E. Caylor
--------------------------------------------------------------------------------

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Matters.

     Biogan and Collective Technologies, L.L.C., an Idaho electrical engineering firm, entered into a Preincorporation Agreement effective February 25, 1998, in which Biogan and Collective Technologies each agreed

     (i) to transfer to IntorCorp, Inc., an Idaho corporation formed March 11, 1998, their respective rights to all of the intellectual technology of the "IntorCorp Motor" each in exchange for a 50% ownership interest.

     (ii) that a consulting agreement will be entered into with Collective Technologies, Inc. providing for compensation compatible with industry standards in the locality, for


BIOGAN MEDICAL INTERNATIONAL, INC.
10-QSB - 98 (March 31, 1998)
                                                                               3
          the continued development and testing of the "IntoCorp Motor".

     Reference is made to the 1997 year end 10KSB for a copy of the Preincorporation Agreement, resumes of the members of the Board of Directors of IntorCorp, Inc., and resumes of key engineers of Collective Technologies, L.L.C.

     All of the members of the board of directors of IntorCorp, Inc. met April 30, 1998, and authorized the acquisition of the intellectual technology and the issuance of stock pursuant to the terms of the Preincorporation Agreement and in all other respects authorized and directed that IntorCorp, Inc. proceed with all of the actions necessary to consummate the terms of the Preincorporation Agreement. Mr. Scott DeHart was appointed president and Mr. George Wadsworth was appointed secretary of IntorCorp pending the selection of a chief executive officer.

Item 6. Exhibits.

     (a)  No exhibits

     (b)  No Form 8K filings



                                   SIGNATURES


     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BIOGAN INTERNATIONAL, INC.
                                               (Registrant)


     Date: May 15, 98                   By /s/ RONALD J. TOLMAn
                                           -------------------------------------
                                        Ronald J. Tolman, Acting Vice-President



     Date: May 15, 98                   By /s/ RULON L. TOLMAN
                                           -------------------------------------
                                        Rulon L. Tolman, Vice-President




BIOGAN MEDICAL INTERNATIONAL, INC.
10-QSB - 98 (March 31, 1998)
                                                                               4

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                 MARCH 31, 1998












                                                                            1F-1

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                                 MARCH 31, 1998


CONTENTS

Accountants' Compilation Report                                            1

Balance Sheet                                                              2

Statement of Operations                                                    3

Statement of Stockholders' Equity  (Deficiency)                            4

Statement of Cash Flows                                                    5

Notes to Financial Statements                                              6-12










                                                                            1F-2

To the Board of Directors
Biogan International, Inc.
Boise, ID



Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of March 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended March 31, 1998 and the period from February 5, 1988 (inception) through March 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.





Wadsworth & Smith, Chartered
May 9, 1998

                                                                            1F-3

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                              As of MARCH 31, 1998





ASSETS
CASH                                                                $    49,480
                                                                    -----------
TOTAL CURRENT ASSETS                                                $    49,480
FURNITURE/EQUIPMENT                                                      35,113
ACCUMULATED DEPRECIATION                                                 (9,320)
                                                                    -----------
TOTAL FIXED ASSETS                                                  $    25,793
PREPAID EXPENSE                                                           2,621
TOTAL ASSETS                                                        $    77,894
                                                                    ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                    $    17,896
NOTE PAYABLE-STOCKHOLDERS                                               80, 000
NOTES PAYABLE - OTHER                                                    88,821
ACCRUED EXPENSES                                                        116,568
                                                                    -----------
TOTAL CURRENT LIABILITIES                                           $   303,285

STOCKHOLDERS' EQUITY (DEFICIENCY)
   PREFERRED STOCK $.001 PAR VALUE,
     10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
   COMMON STOCK $.001 PAR VALUE 300,000,000
   SHARES AUTHORIZED, 88,004,455 ISSUED                                  88,004
ADDITIONAL PAID IN CAPITAL                                            5,176,849
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (5,490,123)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             $  (225,271)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    78,015
                                                                    ===========




                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                                                                            1F-4

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                            FOR THE THREE       FROM INCEPTION
                                             MONTH PERIOD      FEBRUARY 5, 1988
                                                ENDING             THROUGH
                                            MARCH 31, 1998      MARCH 31, 1998

SALES
REVENUE - FEES                                         --        $     7,150
RENTAL INCOME                                          --                750
                                              -----------        -----------
TOTAL SALES                                            --              7,900


EXPENSES
WAGES                                              49,464        $   412,210
INCENTIVE BONUS                                        --            149,364
STOCK SUBSCRIPTION LOSS                                --            101,006
DEPRECIATION EXPENSE                                1,482              9,320
INTEREST EXPENSE                                    3,503             26,661
LEGAL & ACCOUNTING FEES                            22,071            241,270
RENT                                                2,242             25,298
START UP COSTS                                         --            127,441
RESEARCH AND DEVELOPMENT                               22            343,123
STOCK RESTITUTION EXPENSE                              --          3,564,659
OTHER OPERATING EXPENSES                           43,412            341,887
SUBSIDIARIES LOSSES                                    --            158,521
                                              -----------        -----------
TOTAL EXPENSES                                    122,196        $ 5,500,760
                                              -----------        -----------
NET OPERATING INCOME (LOSS)                      (122,196)        (5,492,860)
INTEREST INCOME                                       374              5,444
MISCELLANEOUS EXPENSE                                  --             (2,707)
                                              -----------        -----------
TOTAL OTHER                                           374        $     2,737
                                              -----------        -----------
NET INCOME (LOSS)                                (121,822)       $(5,490,123)
                                              ===========        ===========
PRIMARY LOSS PER SHARE                        ($   0.0014)       ($   0.1434)
                                              ===========        ===========






                 SEE ACCOMPANYING NOTES AND ACCOUNTANT' S REPORT

                                                                            1F-5

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                             THROUGH MARCH 31, 1998

                                                                                                          DEFICIENCY
                                                                                                          ACCUMULATED
                     COMMON STOCK                                             AMOUNT        ADDITIONAL     DURING THE  STOCKHOLDERS'
----------------------------------------------------------------                PER          PAID-IN      DEVELOPMENT      EQUITY
ISSUED:                                  SHARES           AMOUNT               SHARE         CAPITAL          STAGE     (DEFICIENCY)
-------                                  ------           ------               -----         -------          -----     ------------
July 27, 1988                          2,250,008           2,258              0.0111          22,750             --         25,000
January 25, 1989                      17,750,000          17,750              0.0060          88,750             --        106,500
January 29, 1989                       3,637,347           3,637              0.0309         108,602             --        112,239

To management:
  September 14, 1995                  41,955,173          41,955              0.0010              --             --         41,955
  September 14, 1995                     906,667             907              0.0030           1,813             --          2,720
  September 14, 1995                     452,600             453              0.0100           4,073             --          4,526
  October 4, 1995                         61,980              62              0.1000           6,136             --          6,198
  December 8, 1995                        23,580              24              0.2500           5,871             --          5,895

For professional services:
  September 14, 1995                     120,000             120              0.0100           1,080             --          1,200
  October 4, 1995                        100,000             100              0.0100             900             --          1,000
  December 8, 1995                       100,000             100              0.0100             900             --          1,000
  February 23, 1996                      115,222             115              0.2149          24,643             --         24,759
  July 29, 1996                          493,034             493              0.2149         105,448             --        105,941
  December 2, 1996                       417,893             418              0.3691         153,835             --        154,253
  January 31, 1997                       250,774             251              0.2460          61,436             --         61,687
  February 28, 1997                       56,621              57              0.2600          14,665             --         14,721
  March 15, 1997                          76,173              76              0.2600          19,729             --         19,805
  March 29, 1997                          15,400              15              0.2600           3,989             --          4,004
  June 2, 1997                           225,597             226              0.1492          33,441             --         33,667
  August 12, 1997                        224,269             224              0.1465          32,626             --         32,851
  October 31, 1997                       304,546             305              0.1892          57,322             --         57,626
  December 31, 1997                     (352,634)           (353)             0.2070         (72,650)            --        (73,003)
  February 28, 1998                      120,000             120              0.1882          22,460             --         22,580

For loan payments:
  September 14, 1995                      61,000              61              0.1000           6,039             --          6,100
  November 1, 1995                        50,000              50              0.1000           4,950             --          5,000
  December 8, 1995                        10,000              10              0.1000             990             --          1,000
  August 12, 1997                         41,600              42              0.2000           8,278             --          8,320
  August 31, 1997                         66,666              67              0.1500           9,933             --         10,000
  October 1, 1997                         57,692              58              0.2600          14,942             --         15,000
  December 30, 1997                      240,000             240              0.2504          59,856             --         60,096

For restitution:
  September 14, 1995                   2,668,967           2,669              0.2500         664,573             --        667,242
  October 4, 1995                      2,180,600           2,181              0.2500         542,969             --        545,150
  November 1, 1995                       372,270             372              0.2500          92,695             --         93,068
  December 8, 1995                     7,353,248           7,353              0.2500       1,830,959             --      1,838,312
  February 23, 1996                      744,444             744              0.2500         185,367             --        186,111
  May 3, 1996                            125,929             126              0.2500          31,356             --         31,482
  June 21, 1996                          350,863             351              0.2500          87,365             --         87,716
  July 29, 1996                          310,567             311              0.2500          77,331             --         77,642
  September 11, 1996                       2,667               3              0.2500             664             --            667
  December 2, 1996                        73,480              73              0.2500          18,297             --         18,370
  January 31, 1997                         4,000               4              0.2500             996             --          1,000
  February 28, 1997                       38,000              38              0.2500           9,462             --          9,500
  June 2, 1997                            18,000              18              0.2500           4,482             --          4,500
  August 12, 1997                         11,200              11              0.2500           2,789             --          2,800
  October 31, 1997                         4,400               4              0.2500           1,096             --          1,100

For dispute settlement:
  October 4, 1995                         25,000              25              0.1000           2,475             --          2,500
  November 1, 1995                        31,030              31              0.1000           3,072             --          3,103
  December 8, 1995                        50,000              50              0.1000           4,950             --          5,000

For private offering:
  September 14, 1995                      75,000              75              0.1000           7,425             --          7,500
  November 1, 1995                         5,000               5              0.2500           1,245             --          1,250
  December 8, 1995                       256,000             256              0.2500          63,744             --         64,000
  February 23, 1996                      672,923             673              0.2208         147,875             --        148,548
  May 3, 1996                            353,667             354              0.2208          77,718             --         78,072
  June 21, 1996                          606,900             607              0.2208         133,366             --        133,973
  July 29, 1996                          252,000             252              0.2201          55,206             --         55,458
  December 31, 1996                       54,350              54              0.4600          24,946             --         25,000
  March 29, 1997                         154,000             154              0.2500          38,346             --         38,500
  December 4, 1997                       640,000             640              0.2500         159,360             --        160,000
  December 31, 1997                      708,750             709              0.1422         100,041             --        100,750
  February 18, 1998                       30,000              30              0.1300           3,870             --          3,900

NET LOSS                                      --              --                                  --      (5,490,123)    (5,490,123)
                                   -------------       ----------                       ------------      ----------    -----------
                                      88,004,455           88,004                          5,176,849      (5,490,123)      (225,271)
                                   =============       ==========                       ============      ==========    ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

                                                                            1F-6

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                FOR THE THREE    FROM INCEPTION
                                                MONTH PERIOD    FEBRUARY 5, 1988
                                                    ENDING          THROUGH
                                                MARCH 31, 1998   MARCH 31, 1998


CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                 $  (121,822)   $(5,409,123)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                            61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT             22,460        462,290
RESTITUTION                                                --      3,564,659
INTEREST EXPENSE                                           --         24,196
DISPUTE SETTLEMENTS                                        --         10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                        --        158,521
STOCK SUBSCRIPTION LOSS                                    --        101,006
FIRST DEVELOPMENT STAGE LOSS                               --        142,733
DEPRECIATION AND AMORTIZATION                           1,483          9,320
                                                  -----------    -----------
TOTAL ADJUSTMENTS                                      23,943      4,534,622

PREPAID EXPENSE                                        (2,621)        (2,621)
ACCOUNTS PAYABLE                                       (7,876)        17,896
ACCRUED LIABILITIES                                     8,298        116,568
                                                  -----------    -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                           $  (100,078)   $  (742,658)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
FURNITURE/EQUIPMENT                                        --        (35,113)
INVESTMENT IN BIOMAGNETRONICS                              --       (104,077)
INVESTMENT IN BIOLINK                                      --        (54,443)
                                                  -----------    -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                           $        --    $  (193,633)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                   --             --
NOTE PAYABLE--STOCKHOLDER                                  --         80,000
NOTES PAYABLE--OTHER                                   45,141         88,821
ISSUANCE OF COMMON STOCK                                3,900        816,950
OTHER                                                      --             --
                                                  -----------    -----------
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                           $    49,041    $   985,771
                                                  -----------    -----------
NET INCREASE(DECREASE) IN CASH                    $   (51,037)   $    49,480
BEGINNING CASH BALANCE                            $   100,517    $        --
                                                  -----------    -----------
CASH ENDING BALANCE                               $    49,480    $    49,480
                                                  ===========    ===========
CASE PAYMENTS FOR INTEREST EXPENSE                $         0    $         0
CASH PAYMENTS FOR INCOME TAXES                    $         0    $         0
NONMONETARY TRANSACTION
   366,000 SHARES ISSUED FOR DEBT REDUCTION                --         81,320
                                                  ===========    ===========








            SEE ACCOMPANYING NOTES AND ACCOUNTANT' S REPORT

                                                                            1F-7

                            BIOGAN INTERNATIONAL, INC
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.   BUSINESS AND ABILITY TO CONTINUE IN EXISTENCE

     Biogan International, Inc. (Biogan), is a development-stage company. See
     Note 5 "Stockholders' Equity" for a history of Biogan's securities issuance and accumulated deficit. Management presently intends to focus aggressively on the continued further development and prototype testing of the Motor/Controller system as well as entering into strategic alliances for both manufacturing and marketing of the motor. Additional capital will be required to fund the growth and expansion and provide working capital for continued operations. See Note 10 "Private Placement Offering."

     Biogan and Collective Technologies, LLC (Collective) negotiated a joint venture Preincorporation Agreement effective February 25, 1998, in which Biogan and Collective Technologies each agreed:

          (i) to transfer to "IntorCorp, Inc." (a new Idaho corporation) their respective rights to all of the intellectual technology of the "IntorCorp Motor", each in exchange for 50% ownership interest, and

          (ii) that a consulting agreement will be entered into with Collective for the continued development and testing of the "IntorCorp Motor" compatible with industry standards in the locality.

     The Business Plan incorporated in the Preincorporation Agreement acknowledges that:


          (i) the 5HP DC Feasibility Prototype has been developed and tested, and

          (ii) management is currently considering the options of developing (a) a large power (40HP) motor or (b) a duel development of a 5/10HP motor.

     Under either of the options the cost to develop support functions, conduct the laboratory prototype phase development and testing, complete production prototype phase development, and field test the motors will take approximately two years and will cost approximately $6,000,000. Management is currently of the opinion that the risks are lower and the market potential higher with 5/10 HP motors, however the final decision will be made at such time as financing is located and committed.




                             See Accountant's Report

                                                                            1F-8

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998


     The directors of IntorCorp, Inc. are Scott DeHart, Wayne Stewart, George Wadsworth, CPA, and John R. Hansen, Jr, attorney. Reference is made to the
     Part III of this 10K for resumes of the key consultants in Collective who will be responsible for the continued development of the "IntorCorp Motor".

     Management presently does not have any plans for the purchase or acquisition of any significant plant or other equipment. It is anticipated that the Registrant will require additional employees as the acquired operations meet their expected growth. Since it is uncertain whether Biogan will be successful in these ventures and whether it can obtain sufficient capital to finance these ventures, it is uncertain whether the Company will be capable of continuing in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A    PRESENTATION

     The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. Biogan has had two stages of development (Note 5G).

B    INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink, Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current quarter of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $104,078 in Biomagnetronics. Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since the both companies have had no operating activities during the past three quarters and there are no plans for future operations. As of March 31, 1998, neither company had assets of any value.

C    STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share. (see Statement of Stockholders' Equity "To Management" Note 5D) Stock issued for restitution (Note 5F) is valued at $.25 per share.


                             See Accountant's Report

                                                                            1F-9

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998


D    NET LOSS PER SHARE

     The net loss per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the three month period ended March 31, 1998 and the period from February 5, 1988 (inception) through March 31 1998 was 87,981,788 and 38,296,400 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 88,214,455 shares outstanding, 59,933,253 are restricted and 28,281,202 shares are unrestricted.

E    INCOME TAXES

     At March 31, 1998 Biogan had net operating losses (NOL) carryforwards as follows:


          YEAR                           NOL                     YEAR EXPIRES
          Feb 5, 1988
          to Dec. 31, 1993           $   142,733                      2008
          1994                            11,782                      2009
          1995                         3,251,790                      2010
          1996                         1,134,736                      2011
          1997                           678,716                      2012
                                     -----------
                                     $ 5,219,757

     No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($3,564,659) is a tax deductible expense, it could be subject to an IRS disallowance.

F    FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.


                             See Accountant's Report

                                       -8-
                                                                           1F-10

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998


3.   NOTES PAYABLE AT MARCH 31, 1998 CONSISTED OF THE FOLLOWING:

     Notes Payable - Other:

     Notes payable to a Canadian investment group with interest at 10% per annum from March 10, 1998. Note is unsecured and
     is payable on demand.                                                 6,000

     Notes payable to a Canadian investment group with interest at 10% per annum from March 12, 1998. Note is unsecured and
     is payable on demand.                                                39,141

     Notes payable to Gillingham Construction, Inc. with interest at 12% per annum from September 19, 1997, note is secured by personal residence of Ron Tolman and is payable on March 19,
     1998. 20,000 shares of Biogan stock given as additional
     consideration.                                                       43,680
                                                                        --------

     Total Notes Payable - Other                                        $ 88,821
                                                                        ========

     Notes Payable - Stockholder:

     Notes payable to Ronald J. Tolman with interest at 10% per annum from November 13, 1996, note is unsecured and is
     payable on demand. Payments are applied first to any unpaid
     interest.                                                          $ 40,000

     Notes payable to Rulon L. Tolman with interest at 10% per
     annum from November 13, 1996, note is unsecured and is
     payable on demand. Payments are applied first to any unpaid
     interest.                                                            40,000
                                                                        --------

     Total Notes Payable - Stockholder                                  $ 80,000
                                                                        ========


4.   STOCK OPTIONS

     On December 8, 1988, the board of directors of Biogan allocated 2,000,000 shares of the Company's authorized common stock shares for a stock incentive plan to be issued as determined by the board at an option price of not less than placement offering of any private placement offering of the Company's common stock. No options have been granted or exercised under this stock incentive plan.


                             See Accountant's Report

                                       -9-
                                                                           1F-11

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998


5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                         In (000)
                                         Common        .001/share      Paid-In           Accumulated        Total
                                         Shares          Amount        Capital             Deficit          Equity
--------------------------------------------------------------------------------------------------------------------
A)   Ronney shares                        2,250       $    2,250     $     22,750          $             $   25,000
B)   Biogan merger                       17,750           17,750           88,750                           106,500
C)   Stock Subscriptions                  3,637            3,637          108,602                           112,239
D)   Expenses/Service Mgmt Grp           43,190           43,190           18,225                            61,415
E)   Shares for Cash                      6,919            6,919        1,388,121                         1,395,040
F)   Shares for Restitution              14,258           14,258        3,550,401                         3,564,659
G)   Deficit:
     2/5/88 - 6/26/94                                                                        (142,733)     (142,733)
     6/27/94 - 12/31/97                                                                    (5,347,390)   (5,347,390)
                                         --------------------------------------------------------------------------
         Totals                          88,004       $   88,004     $ 5,176,849          $(5,490,123)   $ (225,271)
                                         ======       ==========     ===========          ===========    ==========

     A.   Issuance of 2,250,000 shares of Ronney, a Delaware Corporation.

     B. Exchange of Biogan (an Oregon Corporation), 5,000,000 shares for 17,750,000 shares of Ronney. Ronney and Biogan merged and changed its name to Biogan International, Inc.

     C. Issuance of a stock subscription to Tower Enterprises International, Inc. (a European Corporation), a former 84% shareholder in Biogan International, Inc. 11,512,653 of the 15,150,000 original stock subscription has been canceled as of September 30, 1996.

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

     F. From 1990 through May 1994, Biogan International, Inc. was under the control of prior management and affiliates. Effective December 31, 1996, the Company completed its review and has issued 14,258,635 shares of common stock as restitution to investors who substantiated their claims. In addition, the Company has obtained a court judgment canceling 15,150,000 shares of common stock issued in "C" above, and 4,117,653 shares issued to Tower Enterprises International, Inc. in "B" above. The company is continuing its litigation to recover damages as a result of questionable stock transactions.

     G. Biogan International has effectively had two development stages: (1) From February 5, 1988 through June 27, 1994. During this period the company was dormant for approximately four years. (2) The second development stage (June 27, 1994 through March 31, 1998) is and continues under the new management group set forth in D above.

                             See Accountant's Report

                                      -10-
                                                                           1F-12

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998



6.   COMMITMENTS AND CONTINGENCIES

     A    SHARES FOR RESTITUTION

          As set forth in Note 5F "Shareholders' Equity" Biogan was committed through December 31, 1997 to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

     B    OTHER

          In connection with the Company's plans to become operational, various verbal commitments and a letter of intent has been issued and they are in the negotiation stage with various manufacturers and distributors as of March 31, 1998. However, as discussed in Note 1, the Company remains a development stage company.

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

     Name             Date                            Numbered of               Market                Issue                Expense/
                  Expense/Service                   shares issued                Price                  Price              Service
                     Rendered                                                  per share              per share             Amount

     Glazier Family Trust
     --------------------
         during 1994                                  10,079,178                   $.001                  $.001              $10,079
         during first quarter of 1995                    245,000                    .001                   .003                  735
         during second quarter of 1995                   148,300                    .010                   .010                1,483
         during third quarter of 1995                     20,830                    .100                   .100                2,083
         during fourth quarter of 1995                     6,692                    .125                   .250                1,673
         ---------------------------------------------------------------------------------------------------------------------------
                                                      10,500,000                                                             $16,053

     Ronald J. Tolman Family Trust
     -----------------------------
         during 1994                                   8,982,729                   $.001                  $.001               $8,983
         during first quarter of 1995                    328,333                    .001                   .003                  985
         during second quarter of 1995                   154,300                    .010                   .010                1,543
         during third quarter of 1995                     21,150                    .100                   .100                2,115
         during fourth quarter of 1995                     6,888                    .125                   .250                1,722
         ---------------------------------------------------------------------------------------------------------------------------
                                                       9,493,400                                                             $15,348

     Rulon L. Tolman
     ---------------
         during 1994                                   9,386,667                   $.001                  $.001               $9,387
         during first quarter of 1995                    333,333                    .001                   .003                1,000
         during second quarter of 1995                   150,000                    .010                   .010                1,500
         during third quarter of 1995                     20,000                    .100                   .100                2,000
         during fourth quarter of 1995                    10,000                    .125                   .250                2,500
         ---------------------------------------------------------------------------------------------------------------------------
                                                          9,900,000                                                          $16,387


     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1988 until March 31, 1998 amounted to $25,298. See Note 3 for details on notes payable due stockholders. Ron Tolman, and Rulon Tolman have accrued wages for the period ending March 31, 1998 of $55,200, and $46,400 respectively.


                             See Accountant's Report

                                      -11-
                                                                           1F-13

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1998


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

9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease expiring May 31, 1998. The following is a schedule of future minimum rental payments required under the above operating lease as of March 31, 1998:

                        Year Ending
                        December 31                    Amount
                        -----------                    ------

                           1998                        $2,242
                                                       ------
                           Total                       $2,242
                                                       ======

     Rental expense for the year ending March 31, 1998 amounted to $2,242. Rental expense for the period from inception February 5, 1988 through March 31, 1998 amounted to $25,298. See Note 7 for related party rental transactions.

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

11.  CORPORATE NAME CHANGE

     The Board of Directors consented to change the name of the corporation from Biogan Medical International, Inc. to Biogan International , Inc. This action was deemed necessary to avoid the confusion that has developed from the word "medical" in the name when the main emphasis of the company is to promote the development of the electro-magnetic motor. The name change was recorded by the state of Delaware on September 5, 1997.

12.  SUBSEQUENT EVENTS

     A The Board of Directors of IntorCorp, Inc. met on April 30, 1998 and at that time approved the issuance of stock to Biogan, and Collective in exchange for the transfer of their respective rights of their Intellectual Technology. Biogan will own 50% of the voting stock of the new Corporation. The other investor in the new corporation is Collective, an engineering group. The two groups are forming this new corporation in order to continue further development of the motor. The new corporation will be a development stage company.

                             See Accountant's Report

                                      -12-
                                                                           1F-14