Form 10QSB
period 1998-06-30
BIOGAN INTERNATIONAL INC
filed 1998-09-22
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998.

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes __X__, No _____, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No. _____

The number of shares of common stock outstanding as of June 30, 1998, is 88,409,775.

       Transitional Small Business Disclosure Format. Yes _____, No __X__.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The following financial statements are filed as part of this report:

     1. The Financial Statements of the Company as of June 30, 1998, have been prepared by Wadsworth & Smith, Chartered, certified public accountants, without audit. (Pages 1F-1 through 1F-14)

Item 2.   Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 2nd quarter ended June 30, 1998, resulted in an operating loss of $92,943 or about $0.0011 per share which included $580 in Research and Development. During the 2nd quarter Management focused its efforts on locating and developing financing for the continued development and marketing of the IntorCorp Motor (previously referred to as Smart-Power Motor) for its subsidiary IntorCorp, Inc., and on developing its business plan for continued business activity.

Funding and Capital Resources:

     The Company's cash balances and liquidity were exhausted by the end of the first quarter of 1998. Management anticipates arranging short term loans to continue operations of the Company through the third quarter of 1998. Management presently anticipates that additional working capital for continuing the business of the Company will be located by a combination of one or more private placements of common and/or preferred stock, joint venture development, debt financing, or other means, all of which are being explored and implemented by Management.

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

     As of August 20, 1998, the parties agreed to settle the case with Mr. Wright returning to Biogan the common stock remaining in his possession, i.e. 3,853,000 shares of common stock, and Biogan will in turn issue 300,000 shares of common stock to Mr. Wright which he agrees to hold for one year. After the agreed holding period, Mr. Wright has agreed that he will not sell more than 10,000 shares per month in the market. When the settlement is concluded and the shares are returned to Biogan, the number of shares issued and outstanding will be reduced by 3,853,000 shares and increased by the 300,000 shares issued to him, for a net reduction of 3,553,000 shares outstanding.

Item 2.   Changes in Securities.

     (a)  None

     (b)  None

     (c) Common shares issued by registrant during the 2nd quarter of 1998 to June 30, 1998, that were not registered under the Securities Act (other than unregistered sales made in reliance on Regulation S) in private placement transactions (Section 4(2) exemptions) for services rendered include:

       Date    Shares   Value/Share     Consideration             Identity

     6/08/98   23,370     $0.2500     Commissions             A. Jackson Kelly
     6/08/98    5,360     $0.2098     Engineering             R-Tec Corporation
     6/08/98   38,925     $0.0966     Accounting Services     George Wadsworth
     6/08/98   38,925     $0.0966     Accounting Services     Jack Smith

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

     (ii) that a consulting agreement will be entered into with Collective Technologies, Inc. providing for compensation compatible with industry standards in the locality, for the continued development and testing of the "IntoCorp Motor".

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

                                   BIOGAN INTERNATIONAL, INC.
                                          (Registrant)

     Date: 9/18/98                      By   /s/  Ronald J. Tolman
                                             ----------------------------------
                                                  Ronald J. Tolman,
                                                  Acting Vice-President


     Date: 9/18/98                      By   /s/  Rulon L. Tolman
                                             ----------------------------------
                                                  Rulon L. Tolman,
                                                  Vice-President

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                                                            1F-1

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                                  JUNE 30, 1998

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

                                                                            1F-2

To the Board of Directors
Biogan International, Inc.
Boise, ID

Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended June 30, 1998 and the period from February 5, 1988 (inception) through June 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.


Wadsworth & Smith, Chartered
August 10, 1998

                                                                            1F-3

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                               As of JUNE 30, 1998

ASSETS
CASH                                                                $       676
PAYROLL ADVANCE                                                             400
                                                                    -----------
TOTAL CURRENT ASSETS                                                $     1,076

FURNITURE/EQUIPMENT                                                      35,113
ACCUMULATED DEPRECIATION                                                (10,802)
                                                                    -----------
TOTAL FIXED ASSETS                                                  $    24,311

PREPAID EXPENSE                                                           2,621

TOTAL ASSETS                                                        $    28,008
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                    $    33,187
NOTE PAYABLE-STOCKHOLDERS                                                80,000
NOTES PAYABLE - OTHER                                                    60,141
ACCRUED EXPENSES                                                        161,457
                                                                    -----------
TOTAL CURRENT LIABILITIES                                           $   334,785

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 88,409,775 ISSUED                                 88,410
ADDITIONAL PAID IN CAPITAL                                            5,187,879
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (5,583,066)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             $  (306,777)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    28,008
                                                                    ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                                                                            1F-4

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                            FOR THE THREE      FROM INCEPTION
                                             MONTH PERIOD     FEBRUARY 5, 1988
                                                ENDING            THROUGH
                                            JUNE 30, 1998      JUNE 30, 1998
                                            -------------      -------------
SALES

REVENUE - FEES                                        --        $     7,150
RENTAL INCOME                                         --                750
                                             -----------        -----------
TOTAL SALES                                           --              7,900

EXPENSES
WAGES                                             51,132        $   463,342
INCENTIVE BONUS                                       --            149,364
STOCK SUBSCRIPTION LOSS                               --            101,006
DEPRECIATION EXPENSE                               1,482             10,802
INTEREST EXPENSE                                   3,229             29,891
LEGAL & ACCOUNTING FEES                            7,642            248,912
RENT                                               3,363             28,661
START UP COSTS                                        --            127,441
RESEARCH AND DEVELOPMENT                             580            343,703
STOCK RESTITUTION EXPENSE                             --          3,564,659
OTHER OPERATING EXPENSES                          25,659            365,569
SUBSIDIARIES LOSSES                                 (141)           158,380
                                             -----------        -----------
TOTAL EXPENSES                                    92,946        $ 5,591,730
                                             -----------        -----------
NET OPERATING INCOME (LOSS)                      (92,946)        (5,583,830)

INTEREST INCOME                                        3              5,447
MISCELLANEOUS EXPENSE                                 --             (4,683)
                                             -----------        -----------
TOTAL OTHER                                            3        $       764
                                             -----------        -----------
NET INCOME (LOSS)                                (92,943)       $(5,583,066)
                                             ===========        ===========
PRIMARY LOSS PER SHARE                       ($   0.0011)       ($   0.1412)
                                             ===========        ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                                                                            1F-5

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                              THROUGH JUNE 30, 1998

                                                                                                     DEFICIENCY
                                                                                                    ACCUMULATED
                    COMMON STOCK                                      AMOUNT        ADDITIONAL       DURING THE        STOCKHOLDERS'
-------------------------------------------------------------          PER           PAID-IN         DEVELOPMENT          EQUITY
ISSUED:                            SHARES           AMOUNT            SHARE          CAPITAL            STAGE          (DEFICIENCY)
-------------------------------------------------------------       ---------      -----------       -----------       -----------
July 27, 1988                     2,250,000             2,250          0.0111           22,750                --            25,000
January 25, 1989                 17,750,000            17,750          0.0060           88,750                --           106,500
January 29, 1989                  3,637,347             3,637          0.0309          108,602                --           112,239

To management:
  September 14, 1995             41,955,173            41,955          0.0010               --                --            41,955
  September 14, 1995                906,667               907          0.0030            1,813                --             2,720
  September 14, 1995                452,600               453          0.0100            4,073                --             4,526
  October 4, 1995                    61,980                62          0.1000            6,136                --             6,198
  December 8, 1995                   23,580                24          0.2500            5,871                --             5,895

For professional services:
  September 14, 1995                120,000               120          0.0100            1,080                --             1,200
  October 4, 1995                   100,000               100          0.0100              900                --             1,000
  December 8, 1995                  100,000               100          0.0100              900                --             1,000
  February 23, 1996                 115,222               115          0.2149           24,643                --            24,759
  July 29, 1996                     493,034               493          0.2149          105,448                --           105,941
  December 2, 1996                  417,893               418          0.3691          153,835                --           154,253
  January 31, 1997                  250,774               251          0.2460           61,436                --            61,687
  February 28, 1997                  56,621                57          0.2600           14,665                --            14,721
  March 15, 1997                     76,173                76          0.2600           19,729                --            19,805
  March 29, 1997                     15,400                15          0.2600            3,989                --             4,004
  June 2, 1997                      225,597               226          0.1492           33,441                --            33,667
  August 12, 1997                   224,269               224          0.1465           32,626                --            32,851
  October 31, 1997                  304,546               305          0.1892           57,322                --            57,626
  December 31, 1997                (352,634)             (353)         0.2070          (72,650)               --           (73,003)
  February 28, 1998                 120,000               120          0.1872           22,340                --            22,460
 June 30, 1998                      342,820               343          0.0191            6,213                --             6,556

For loan payments:
  September 14, 1995                 61,000                61          0.1000            6,039                --             6,100
  November 1, 1995                   50,000                50          0.1000            4,950                --             5,000
  December 8, 1995                   10,000                10          0.1000              990                --             1,000
  August 12, 1997                    41,600                42          0.2000            8,278                --             8,320
  August 31, 1997                    66,666                67          0.1500            9,933                --            10,000
  October 1, 1997                    57,692                58          0.2600           14,942                --            15,000
  December 30, 1997                 240,000               240          0.2504           59,856                --            60,096

For restitution:
  September 14, 1995              2,668,967             2,669          0.2500          664,573                --           667,242
  October 4, 1995                 2,180,600             2,181          0.2500          542,969                --           545,150
  November 1, 1995                  372,270               372          0.2500           92,695                --            93,068
  December 8, 1995                7,353,248             7,353          0.2500        1,830,959                --         1,838,312
  February 23, 1996                 744,444               744          0.2500          185,367                --           186,111
  May 3, 1996                       125,929               126          0.2500           31,356                --            31,482
  June 21, 1996                     350,863               351          0.2500           87,365                --            87,716
  July 29, 1996                     310,567               311          0.2500           77,331                --            77,642
  September 11, 1996                  2,667                 3          0.2500              664                --               667
  December 2, 1996                   73,480                73          0.2500           18,297                --            18,370
  January 31, 1997                    4,000                 4          0.2500              996                --             1,000
  February 28, 1997                  38,000                38          0.2500            9,462                --             9,500
  June 2, 1997                       18,000                18          0.2500            4,482                --             4,500
  August 12, 1997                    11,200                11          0.2500            2,789                --             2,800
  October 31, 1997                    4,400                 4          0.2500            1,096                --             1,100

For dispute settlement:
  October 4, 1995                    25,000                25          0.1000            2,475                --             2,500
  November 1, 1995                   31,030                31          0.1000            3,072                --             3,103
  December 8, 1995                   50,000                50          0.1000            4,950                --             5,000

For private offering:
  September 14, 1995                 75,000                75          0.1000            7,425                --             7,500
  November 1, 1995                    5,000                 5          0.2500            1,245                --             1,250
  December 8, 1995                  256,000               256          0.2500           63,744                --            64,000
  February 23, 1996                 672,923               673          0.2208          147,875                --           148,548
  May 3, 1996                       353,667               354          0.2208           77,718                --            78,072
  June 21, 1996                     606,900               607          0.2208          133,366                --           133,973
  July 29, 1996                     252,000               252          0.2201           55,206                --            55,458
  December 31, 1996                  54,350                54          0.4600           24,946                --            25,000
  March 29, 1997                    154,000               154          0.2500           38,346                --            38,500
  December 4, 1997                  640,000               640          0.2500          159,360                --           160,000
  December 31, 1997                 708,750               709          0.1422          100,041                --           100,750
  February 18, 1998                  30,000                30          0.1300            3,870                --             3,900
 June 8, 1998                        62,500                63          0.0800            4,938                --             5,000

NET LOSS                                 --                --                               --        (5,583,066)       (5,583,066)
                                -----------       -----------       ---------      -----------       -----------       -----------
                                 88,409,775            88,410                        5,187,879        (5,583,066)         (306,777)
                                ===========       ===========       =========      ===========       ===========       ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

                                                                            1F-6

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                       FOR THE THREE       FROM INCEPTION
                                                        MONTH PERIOD      FEBRUARY 5, 1988
                                                           ENDING              THROUGH
                                                       JUNE 30, 1998        JUNE 30, 1998
                                                       -------------        -------------
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                       $   (92,943)         $(5,583,066)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                                        61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
  SERVICES, AND RESEARCH AND DEVELOPMENT                      6,556              468,526
RESTITUTION                                                      --            3,564,659
NOTES PAYABLE PAYMENTS                                           --              105,516
DISPUTE SETTLEMENTS                                              --               10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                            (141)             158,380
STOCK SUBSCRIPTION LOSS                                          --              101,006
FIRST DEVELOPMENT STAGE LOSS                                     --              142,733
DEPRECIATION AND AMORTIZATION                                 1,482               10,802
                                                        -----------          -----------
TOTAL ADJUSTMENTS                                             7,897            4,623,519

ADVANCES                                                       (400)                (400)
PREPAID EXPENES                                                  --               (2,621)
ACCOUNTS PAYABLE                                             15,292               33,187
ACCRUED LIABILITIES                                          44,889              161,457
                                                        -----------          -----------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                 $   (25,265)         $  (767,924)
                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
FURNITURE/EQUIPMENT                                              --              (35,113)
INVESTMENT IN BIOMAGNETRONICS                                   141             (103,936)
INVESTMENT IN BIOLINK                                            --              (54,443)
                                                        -----------          -----------
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                 $       141          $  (193,492)
                                                        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                         --               80,000
NOTES PAYABLE - OTHER RECEIVED                               15,000              103,822
NOTES PAYABLE - OTHER PAID                                  (43,680)             (43,680)
ISSUANCE OF COMMON STOCK                                      5,000              821,950
OTHER                                                            --                   --
                                                        -----------          -----------
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                 $   (23,680)         $   962,092
                                                        -----------          -----------
NET INCREASE(DECREASE) IN CASH                          $   (48,804)         $       676

BEGINNING CASH BALANCE                                  $    49,480          $        --
                                                        -----------          -----------
CASH ENDING BALANCE                                     $       676          $       676
                                                        ===========          ===========

CASH PAYMENTS FOR INTEREST EXPENSE                      $     2,711          $     2,711
CASH PAYMENTS FOR INCOME TAXES                          $         0          $         0
NONMONETARY TRANSACTION
  366,000 SHARES ISSUED FOR DEBT REDUCTION                       --               81,320
                                                        ===========          ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                                                                            1F-7

                            BIOGAN INTERNATIONAL, INC
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

     Biogan and Collective Technologies, LLC (Collective) negotiated a joint venture Preincorporation Agreement effective February 25, 1998, in which Biogan and Collective Technologies each agreed:

          (i) to transfer to "IntorCorp, Inc." (a new Idaho corporation ) their respective rights to all of the intellectual technology of the "IntorCorp Motor", each in exchange for 50% ownership interest, and

          (ii) that a consulting agreement will be entered into with Collective for the continued development and testing of the "IntorCorp Motor" compatible with industry standards in the locality.

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

                             See Accountant's Report

                                                                            1F-8

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998


     The directors of IntorCorp, Inc. are Scott DeHart, Wayne Stewart, George Wadsworth, CPA, and John R. Hansen, Jr, attorney. Reference is made to the
     Part III of the December 31, 1997 10K for resumes of the key consultants in Collective who will be responsible for the continued development of the "IntorCorp Motor".

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

B    INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current quarter of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since the both companies have had no operating activities during the past three quarters and there are no plans for future operations. As of June 30, 1998, neither company has assets of any value.

     The Board of Directors of IntorCorp, Inc. met on April 30, 1998 and at that time approved the issuance of stock to Biogan and Collective in exchange for the transfer of their respective rights of their Intellectual Technology. Biogan will own 50% of the voting stock of the new Corporation. The other investor in the new corporation is Collective, an engineering group. The two groups are forming this new corporation in order to continue further development of the motor. The new corporation will be a development stage company. Stock has not yet been issued.

                             See Accountant's Report

                                                                            1F-9

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998


C    STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share (see Statement of Stockholders' Equity "To Management" Note 5D). Stock issued for restitution (Note 5F) is valued at $.25 per share.

D    NET LOSS PER SHARE

     The net loss per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the three month period ended June 30, 1998 and the period from February 5, 1988 (inception) through June 30, 1998 was 88,409,775 and 39,543,087 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 88,409,775 shares outstanding, 59,518,851 are restricted and 28,817,924 shares are unrestricted.

E    INCOME TAXES

     At June 30, 1998 Biogan had net operating losses (NOL) carryforwards as follows:

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

                             See Accountant's Report

                                                                           1F-10

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998


3.   NOTES PAYABLE AT JUNE 30, 1998 CONSISTED OF THE FOLLOWING:

     Notes Payable - Other:

     Notes payable to Ryan Industries, Ltd. with interest at
     10% per annum from March 10, 1998. Note is unsecured
     and is payable on demand.                                            6,000

     Notes payable to Ryan Industries, Ltd. with interest at
     10% per annum from March 12, 1998. Note is unsecured
     and is payable on demand.                                           39,141

     Notes payable to Ryan Industries, Ltd. with interest at
     10% per annum from April 1, 1998. Note is unsecured and
     is payable on demand.                                               10,000

     Notes payable to Ryan Industries, Ltd. with interest at
     10% per annum from May 1, 1998. Note is unsecured and
     is payable on demand.                                                5,000

     Total Notes Payable - Other                                        $60,141
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

                             See Accountant's Report

                                                                           1F-11

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998

5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                In (000)
                                 Common     .001/share     Paid-In      Accumulated           Total
                                 Shares       Amount       Capital        Deficit            Equity
------------------------------------------------------------------------------------------------------
A) Ronney shares                  2,250      $ 2,250     $   22,750     $                 $    25,000
B) Biogan merger                 17,750       17,750         88,750                           106,500
C) Stock Subscriptions            3,637        3,637        108,602                           112,239
D) Expenses/Service Mgmt Grp     43,400       43,400         17,894                            61,294
E) Shares for Cash                7,115        7,115      1,399,482                         1,406,597
F) Shares for Restitution        14,258       14,258      3,550,401
   3,564,659
G) Deficit:
   2/5/88 - 6/26/94                                                        (142,733)         (142,733)
   6/27/94 -  6/30/98                                                    (5,440,333)       (5,440,333)
                                 --------------------------------------------------------------------
         Totals                  88,410      $88,410     $5,187,879     $(5,583,066)      $  (306,777)
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

          (2)  The second development stage (June 27, 1994 through June 30,
               1998) is and continues under the new management group set forth in D above.

                             See Accountant's Report

                                                                           1F-12

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998


6.   COMMITMENTS AND CONTINGENCIES

     A    SHARES FOR RESTITUTION

          As set forth in Note 5F "Shareholders' Equity" Biogan was committed through December 31, 1997 to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

     B    OTHER

          In connection with the Company's plans to become operational, various verbal commitments and a letter of intent has been issued and they are in the negotiation stage with various manufacturers and distributors as of June 30, 1998. However, as discussed in Note 1, the Company remains a development stage company.

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
               Expense/Service                 shares             Price            Price             Service
     Name         Rendered                     issued           per share        per share            Amount

     Glazier Family Trust
        during 1994                          10,079,178           $.001            $.001             $10,079
        during first quarter of 1995            245,000            .001             .003                 735
        during second quarter of 1995           148,300            .010             .010               1,483
        during third quarter of 1995             20,830            .100             .100               2,083
        during fourth quarter of 1995             6,692            .125             .250               1,673
        -------------------------------------------------------------------------------------------------------------
                                             10,500,000                                              $16,053

     Ronald J. Tolman Family Trust
        during 1994                           8,982,729           $.001            $.001             $ 8,983
        during first quarter of 1995            328,333            .001             .003                 985
        during second quarter of 1995           154,300            .010             .010               1,543
        during third quarter of 1995             21,150            .100             .100               2,115
        during fourth quarter of 1995             6,888            .125             .250               1,722
        -------------------------------------------------------------------------------------------------------------
                                              9,493,400                                              $15,348

     Rulon L. Tolman
        during 1994                           9,386,667           $.001            $.001             $ 9,387
        during first quarter of 1995            333,333            .001             .003               1,000
        during second quarter of 1995           150,000            .010             .010               1,500
        during third quarter of 1995             20,000            .100             .100               2,000
        during fourth quarter of 1995            10,000            .125             .250               2,500
        -------------------------------------------------------------------------------------------------------------
                                              9,900,000                                              $16,387

     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1998 until June 30, 1998 amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, and Rulon Tolman have accrued wages for the period ending June 30, 1998 of $55,200, and $46,400 respectively.

                             See Accountant's Report

                                                                           1F-13

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1998


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

9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease that expired on May 31, 1998. The Company is on a month to month lease.

     Rental expense for the quarter ending June 30, 1998 amounted to $3,363. Rental expense for the period from inception February 5, 1988 through June 30, 1998 amounted to $28,661. See Note 7 for related party rental transactions.

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

                             See Accountant's Report