Form 10QSB
period 1998-09-30
BIOGAN INTERNATIONAL INC
filed 1998-12-15
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998.

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_, No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No.___

The number of shares of common stock outstanding as of June 30, 1998, is 88,409,775.


         Transitional Small Business Disclosure Format. Yes ___, No _X_.


BIOGAN INTERNATIONAL, INC.
10-QSB - 98 (September  30, 1998)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     1. The Financial Statements of the Company as of September 30, 1998, have been prepared by Wadsworth & Smith, Chartered, certified public accountants, without audit. (Pages 1F-1 through 1F-14)

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 3nd quarter ended Septembere 30, 1998, resulted in an operating loss of $63,760 or about $0.0007 per share. During the 3nd quarter Management continued to focus its efforts on locating and developing financing for the continued development and marketing of the IntorCorp Motor (previously referred to as Smart-Power Motor) for its subsidiary IntorCorp, Inc., and on developing its business plan for continued independent business activity.

Funding and Capital Resources:

     The Company's cash balances and liquidity were exhausted by the end of the first quarter of 1998. Management anticipates arranging short term loans to continue operations of the Company through the calendar year 1998. Management presently anticipates that additional working capital for continuing the business of the Company will be located by a combination of one or more private placements of common and/or preferred stock, joint venture development, debt financing, or other means, all of which are being explored and implemented by Management.

Plan of Operation:

     The Plan of Operation for Biogan is to (i) continue locating financing for developing and marketing of the IntorCorp Motor through its subsidiary IntorCorp, Inc., (ii) develop a consulting and management service for small companies, and (iii) locate and acquire other businesses.


BIOGAN INTERNATIONAL, INC.
10-QSB - 98 (September  30, 1998)

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

     As of August 20, 1998, the parties agreed to settle the case with Mr. Wright returning to Biogan the common stock remaining in his possession, i.e. 3,853,000 shares of common stock, and Biogan will in turn issue 300,000 shares of common stock to Mr. Wright which he agrees to hold for one year. After the agreed holding period, Mr. Wright has agreed that he will not sell more than 10,000 shares per month in the market. When the settlement is concluded and the shares are returned to Biogan, the number of shares issued and outstanding will be reduced by 3,853,000 shares and increased by the 300,000 shares issued to him, for a net reduction of 3,553,000 shares outstanding. As of September 30, 1998, the final documentation to consummate the settlement was still in the process of final completion and exchange of shares.

Item 2. Changes in Securities.

     (a)  None

     (b)  None

     (c)  None

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


BIOGAN INTERNATIONAL, INC.
10-QSB - 98 (September  30, 1998)

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


                                                     BIOGAN INTERNATIONAL, INC.
                                                            (Registrant)


Date: December 9, 1998                  By /s/ Ronald J. Tolman
                                           -------------------------------------
                                        Ronald J. Tolman, Acting Vice-President


Date: December 9, 1998                  By /s/ Rulon L. Tolman
                                           -------------------------------------
                                        Rulon L. Tolman, Vice-President


BIOGAN INTERNATIONAL, INC.
10-QSB - 98 (September  30, 1998)

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                               SEPTEMBER 30, 1998

CONTENTS

Accountants' Compilation Report                                  1

Balance Sheet                                                    2

Statement of Operations                                          3

Statement of Stockholders' Equity
(Deficiency)                                                     4

Statement of Cash Flows                                          5

Notes to Financial Statements                                   6-13



                                                                             1-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                    [LETTERHEAD OF WADSWORTH & SMITH, P.C.]


To the Board of Directors
Biogan International, Inc.
Boise, ID

Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of September 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended September 30, 1998, and the period from February 5, 1988 (inception), through September 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.

/s/ Wadsworth & Smith, P.C.
Wadsworth & Smith, P.C.
November 10, 1998


                                       -1-
                                                                             2-F

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                            As of SEPTEMBER 30, 1998


ASSETS
CASH                                                                $    12,417
PAYROLL ADVANCE                                                             400
                                                                    -----------
TOTAL CURRENT ASSETS                                                $    12,817

FURNITURE/EQUIPMENT                                                      35,113
ACCUMULATED DEPRECIATION                                                (12,285)
                                                                    -----------
TOTAL FIXED ASSETS                                                  $    22,828

TOTAL ASSETS                                                        $    35,645
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                    $    40,051
NOTE PAYABLE - STOCKHOLDERS                                              80,000
NOTES PAYABLE - OTHER                                                    95,141
ACCRUED EXPENSES                                                        191,494
                                                                    -----------
TOTAL CURRENT LIABILITIES                                           $   406,686

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 88,409,775 ISSUED                                 88,410
ADDITIONAL PAID IN CAPITAL                                            5,187,879
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (5,647,330)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             $  (371,041)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    35,645
                                                                    ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                                        2
                                                                             3-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                       FOR THE THREE            FROM INCEPTION
                                       MONTH PERIOD            FEBRUARY 5, 1988
                                          ENDING                   THROUGH
                                     SEPTEMBER 30, 1998       SEPTEMBER 30, 1998

SALES
REVENUE - FEES                                    --             $     7,150
RENTAL INCOME                                     --                     750
                                         -----------             -----------

TOTAL SALES                                       --                   7,900

EXPENSES
WAGES                                         36,351             $   499,693
INCENTIVE BONUS                                   --                 149,364
STOCK SUBSCRIPTION LOSS                           --                 101,006
DEPRECIATION EXPENSE                           1,482                  12,285
INTEREST EXPENSE                               4,063                  33,954
LEGAL & ACCOUNTING FEES                        7,642                 248,912
RENT                                           4,900                  33,561
START UP COSTS                                    --                 127,441
RESEARCH AND DEVELOPMENT                          --                 343,703
STOCK RESTITUTION EXPENSE                         --               3,564,659
OTHER OPERATING EXPENSES                       9,322                 382,532
SUBSIDIARIES LOSSES                               --                 158,380
                                         -----------             -----------

TOTAL EXPENSES                                63,760             $ 5,655,490
                                         -----------             -----------

NET OPERATING INCOME (LOSS)                  (63,760)             (5,647,590)

INTEREST INCOME                                    1                   5,447
MISCELLANEOUS EXPENSE                           (503)                 (5,187)
                                         -----------             -----------

TOTAL OTHER                                     (502)            $       260
                                         -----------             -----------

NET INCOME (LOSS)                            (64,262)            $(5,647,330)
                                         ===========             ===========


PRIMARY LOSS PER SHARE                   ($   0.0007)            ($   0.1386)
                                         ===========             ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT
                                                                             4-F
                                        3

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                           THROUGH SEPTEMBER 30, 1998


                                                                                              DEFICIENCY
                                                                                              ACCUMULATED
                   COMMON STOCK                                    AMOUNT      ADDITIONAL     DURING THE
-----------------------------------------------------------         PER         PAID-IN       DEVELOPMENT        STOCKHOLDERS'
ISSUED:                                SHARES        AMOUNT        SHARE        CAPITAL          STAGE        EQUITY (DEFICIENCY)
-----------------------------------------------------------        ------      ----------     -----------     -------------------

July 27, 1988                         2,250,000       2,250         0.0111       22,750                --            25,000
January 25, 1989                     17,750,000      17,750         0.0060       88,750                --           106,500
January 29, 1989                      3,637,347       3,637         0.0309      108,602                --           112,239

To management:
  September 14, 1995                 41,955,173      41,955         0.0010           --                --            41,955
  September 14, 1995                    906,667         907         0.0030        1,813                --             2,720
  September 14, 1995                    452,600         453         0.0100        4,073                --             4,526
  October 4, 1995                        61,980          62         0.1000        6,136                --             6,198
  December 8, 1995                       23,580          24         0.2500        5,871                --             5,895

For professional services:
  September 14, 1995                    120,000         120         0.0100        1,080                --             1,200
  October 4, 1995                       100,000         100         0.0100          900                --             1,000
  December 8, 1995                      100,000         100         0.0100          900                --             1,000
  February 23, 1996                     115,222         115         0.2149       24,643                --            24,759
  July 29, 1996                         493,034         493         0.2149      105,448                --           105,941
  December 2, 1996                      417,893         418         0.3691      153,835                --           154,253
  January 31, 1997                      250,774         251         0.2460       61,436                --            61,687
  February 28, 1997                      56,621          57         0.2600       14,665                --            14,721
  March 15, 1997                         76,173          76         0.2600       19,729                --            19,805
  March 29, 1997                         15,400          15         0.2600        3,989                --             4,004
  June 2, 1997                          225,597         226         0.1492       33,441                --            33,667
  August 12, 1997                       224,269         224         0.1465       32,626                --            32,851
  October 31, 1997                      304,546         305         0.1892       57,322                --            57,626
  December 31, 1997                    (352,634)       (353)        0.2070      (72,650)               --           (73,003)
  February 28, 1998                     120,000         120         0.1872       22,340                --            22,460
  June 30, 1998                         342,820         343         0.0191        6,213                --             6,556

For loan payments:
  September 14, 1995                     61,000          61         0.1000        6,039                --             6,100
  November 1, 1995                       50,000          50         0.1000        4,950                --             5,000
  December 8, 1995                       10,000          10         0.1000          990                --             1,000
  August 12, 1997                        41,600          42         0.2000        8,278                --             8,320
  August 31, 1997                        66,666          67         0.1500        9,933                --            10,000
  October 1, 1997                        57,692          58         0.2600       14,942                --            15,000
  December 30, 1997                     240,000         240         0.2504       59,856                --            60,096

For restitution:
  September 14, 1995                  2,668,967       2,669         0.2500      664,573                --           667,242
  October 4, 1995                     2,180,600       2,181         0.2500      542,969                --           545,150
  November 1, 1995                      372,270         372         0.2500       92,695                --            93,068
  December 8, 1995                    7,353,248       7,353         0.2500    1,830,959                --         1,838,312
  February 23, 1996                     744,444         744         0.2500      185,367                --           186,111
  May 3, 1996                           125,929         126         0.2500       31,356                --            31,482
  June 21, 1996                         350,863         351         0.2500       87,365                --            87,716
  July 29, 1996                         310,567         311         0.2500       77,331                --            77,642
  September 11, 1996                      2,667           3         0.2500          664                --               667
  December 2, 1996                       73,480          73         0.2500       18,297                --            18,370
  January 31, 1997                        4,000           4         0.2500          996                --             1,000
  February 28, 1997                      38,000          38         0.2500        9,462                --             9,500
  June 2, 1997                           18,000          18         0.2500        4,482                --             4,500
  August 12, 1997                        11,200          11         0.2500        2,789                --             2,800
  October 31, 1997                        4,400           4         0.2500        1,096                --             1,100

For dispute settlement:
  October 4, 1995                        25,000          25         0.1000        2,475                --             2,500
  November 1, 1995                       31,030          31         0.1000        3,072                --             3,103
  December 8, 1995                       50,000          50         0.1000        4,950                --             5,000

For private offering:
  September 14, 1995                     75,000          75         0.1000        7,425                --             7,500
  November 1, 1995                        5,000           5         0.2500        1,245                --             1,250
  December 8, 1995                      256,000         256         0.2500       63,744                --            64,000
  February 23, 1996                     672,923         673         0.2208      147,875                --           148,548
  May 3, 1996                           353,667         354         0.2208       77,718                --            78,072
  June 21, 1996                         606,900         607         0.2208      133,366                --           133,973
  July 29, 1996                         252,000         252         0.2201       55,206                --            55,458
  December 31, 1996                      54,350          54         0.4600       24,946                --            25,000
  March 29, 1997                        154,000         154         0.2500       38,346                --            38,500
  December 4, 1997                      640,000         640         0.2500      159,360                --           160,000
  December 31, 1997                     708,750         709         0.1422      100,041                --           100,750
  February 18, 1998                      30,000          30         0.1300        3,870                --             3,900
  June 8, 1998                           62,500          63         0.0800        4,938                --             5,000

NET LOSS                                     --          --                          --        (5,647,330)       (5,647,330)
                                     ----------  ----------                 -----------        -----------       -----------
                                     88,409,775      88,410                   5,187,879        (5,647,330)         (371,041)
                                     ==========  ==========                 ===========        ===========       ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.
                                                                             5-F
                                        4

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                               FOR THE THREE            FROM INCEPTION
                                                                MONTH PERIOD            FEBRUARY 5, 1988
                                                                   ENDING                   THROUGH
                                                             SEPTEMBER 30, 1998        SEPTEMBER 30, 1998

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                               $   (64,262)               $(5,647,330)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                                                      61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                               --                    468,526
RESTITUTION                                                              --                  3,564,659
NOTES PAYABLE PAYMENTS                                                   --                    105,516
DISPUTE SETTLEMENTS                                                      --                     10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                                      --                    158,380
STOCK SUBSCRIPTION LOSS                                                  --                    101,006
FIRST DEVELOPMENT STAGE LOSS                                             --                    142,733
DEPRECIATION AND AMORTIZATION                                         1,482                     12,285
                                                                -----------                -----------
TOTAL ADJUSTMENTS                                                     1,482                  4,625,002

ADVANCES                                                                 --                       (400)
PREPAID EXPENES                                                       2,619                         --
ACCOUNTS PAYABLE                                                      6,864                     40,051
ACCRUED LIABILITIES                                                  30,038                    191,494
                                                                -----------                -----------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                         $   (23,259)               $  (791,183)
                                                                -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
FURNITURE/EQUIPMENT                                                      --                    (35,113)
INVESTMENT IN BIOMAGNETRONICS                                            --                   (103,936)
INVESTMENT IN BIOLINK                                                    --                    (54,443)
                                                                -----------                -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                         $         0                $  (193,492)
                                                                -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                                 --                     80,000
NOTES PAYABLE - OTHER RECEIVED                                       35,000                    138,822
NOTES PAYABLE - OTHER PAID                                               --                    (43,680)
ISSUANCE OF COMMON STOCK                                                 --                    821,950
OTHER                                                                    --                         --
                                                                -----------                -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                         $    35,000                $   997,092
                                                                -----------                -----------

NET INCREASE(DECREASE) IN CASH                                  $    11,741                $    12,417

BEGINNING CASH BALANCE                                          $       676                $        --
                                                                -----------                -----------

CASH ENDING BALANCE                                             $    12,417                $    12,417
                                                                ===========                ===========

CASH PAYMENTS FOR INTEREST EXPENSE                              $     2,711                $     2,711
CASH PAYMENTS FOR INCOME TAXES                                  $         0                $         0
NONMONETARY TRANSACTION
   366,000 SHARES ISSUED FOR DEBT REDUCTION                              --                     81,320
                                                                ===========                ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT
                                                                             6-F
                                        5

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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



     Under either of the options the cost to develop support functions, conduct the laboratory prototype phase development and testing, complete production prototype phase development, and field test the motors will take approximately two years and will cost approximately $6,000,000. Management is currently of the opinion that the risks are lower and the market potential higher with 5/10 HP motors, however, the final decision will be made at such time as financing is located and committed.


                             See Accountant's Report

                                       -6-
                                                                             7-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998


     The directors of IntorCorp, Inc. are Scott DeHart, Wayne Stewart, George Wadsworth, CPA, and John R. Hansen, Jr, attorney. Reference is made to the
     Part III of the December 31, 1997, 10K for resumes of the key consultants in Collective who will be responsible for the continued development of the "IntorCorp Motor".

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

A.   PRESENTATION

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

B.   INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current quarter of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since both companies have had no operating activities during the past three quarters and there are no plans for future operations. As of September 30, 1998, neither company has assets of any value.

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

                             See Accountant's Report

                                       -7-
                                                                             8-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998


C.   STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share (see Statement of Stockholders' Equity "To Management" Note 5D). Stock issued for restitution (Note 5F) is valued at $.25 per share.

D.   NET LOSS PER SHARE

     The net loss per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the three month period ended September 30, 1998, and the period from February 5, 1988 (inception), through September 30, 1998, was 88,118,215 and 40,752,593 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 88,409,775 shares outstanding, 59,591,851 are restricted and 28,817,924 shares are unrestricted.

E.   INCOME TAXES

     At September 30, 1998 Biogan had net operating losses (NOL) carry forwards as follows:


          YEAR                         NOL           YEAR EXPIRES
          Feb 5, 1988
          to Dec. 31, 1993         $  142,733            2008
          1994                         11,782            2009
          1995                      3,251,790            2010
          1996                      1,134,736            2011
          1997                        736,051            2012
                                   ----------
                                   $5,277,092

     No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($3,564,659) is a tax deductible expense, it could be subject to an IRS disallowance.

F.   FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.




                             See Accountant's Report
                                                                             9-F
                                       -8-

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998


3.   NOTES PAYABLE AT SEPTEMBER 30, 1998, CONSISTED OF THE FOLLOWING:

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

         Notes payable to an individual with interest at 10% per annum from July 1, 1998. Note is unsecured and is payable on demand.
                                                                                      5,000

         Notes payable to an individual with interest at 10% per annum
         from August 18, 1998.  Note is unsecured and is payable on demand.          15,000

         Notes payable to an individual with interest at 12% per
         annum from September 29, 1998.  Note is unsecured and is payable
         on demand.                                                                  15,000

         Total Notes Payable - Other
                                                                                   $ 95,141
                                                                                   ========

         Notes Payable - Stockholder:

         Notes  payable to Ronald J. Tolman with  interest at 10% per annum from November 13, 1996, note is unsecured and is payable on
         demand.  Payments are applied first to any unpaid interest.               $ 40,000


                             See Accountant's Report
                                                                            10-F
                                       -9-

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998



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


5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                    In (000)
                                     Common         .001/share         Paid-In          Accumulated          Total
                                     Shares           Amount           Capital            Deficit            Equity

---------------------------------------------------------------------------------------------------------------------
A) Ronney shares                       2,250       $     2,250       $    22,750       $                  $    25,000
B) Biogan merger                      17,750            17,750            88,750                              106,500
C) Stock Subscriptions                 3,637             3,637           108,602                              112,239
D) Expenses/Service Mgmt Grp          43,400            43,400            17,894                               61,294
E) Shares for Cash                     7,115             7,115         1,399,482                            1,406,597
F) Shares for Restitution             14,258            14,258         3,550,401                            3,564,659
G) Deficit:
   2/5/88 - 6/26/94                                                                       (142,733)          (142,733)
   6/27/94 - 6/30/98                                                                    (5,504,597)        (5,504,597)
                                 ------------------------------------------------------------------------------------
         Totals                       88,410       $    88,410       $ 5,187,879       $(5,647,330)       $  (371,041)
                                 ===========       ===========       ===========       ===========        ===========


     A.   Issuance of 2,250,000 shares of Ronney, a Delaware Corporation.

     B. Exchange of Biogan (an Oregon Corporation), 5,000,000 shares for 17,750,000 shares of Ronney. Ronney and Biogan merged and changed its name to Biogan International, Inc.

     C. Issuance of a stock subscription to Tower Enterprises International, Inc. (a European Corporation), a former 84% shareholder in Biogan International, Inc. 11,512,653 of the 15,150,000 original stock subscription has been canceled as of September 30, 1998.


                             See accountant's Report

                                      -10-
                                                                            11-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998


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

     F. From 1990 through May 1994 Biogan International, Inc. was under the control of prior management and affiliates. Effective December 31, 1996, the Company completed its review and has issued 14,258,635 shares of common stock as restitution to investors who substantiated their claims. In addition, the Company has obtained a court judgment canceling 15,150,000 shares of common stock issued in "C" above, and 4,117,653 shares issued to Tower Enterprises International, Inc. in "B" above. The company is continuing its litigation to recover damages as a result of questionable stock transactions.

     G. Biogan International has effectively had two development stages: (1) From February 5, 1988, through June 27, 1994. During this period the company was dormant for approximately four years. (2) The second development stage (June 27, 1994, through September 30, 1998) is and continues under the new management group set forth in D above.

6.   COMMITMENTS AND CONTINGENCIES

     A.   SHARES FOR RESTITUTION

          As set forth in Note 5F "Shareholders' Equity" Biogan was committed through December 31, 1997, to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

     B.   OTHER

          In connection with the Company's plans to become operational, various verbal commitments and a letter of intent has been issued and they are in the negotiation stage with various manufacturers and distributors as of June 30, 1998. However, as discussed in Note 1 the Company remains a development stage company.


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
               Expense/Service             shares issued       Price        Price        Service
                  Rendered                                   per share    per share       Amount

     Glazier Family Trust
          during 1994                        10,079,178        $ .001       $ .001       $ 10,079
          during first quarter of 1995          245,000          .001         .003            735
          during second quarter of 1995         148,300          .010         .010          1,483
          during third quarter of 1995           20,830          .100         .100          2,083
          during fourth quarter of 1995           6,692          .125         .250          1,673
          ---------------------------------------------------------------------------------------
                                             10,500,000                                  $ 16,053


                             See Accountant's Report

                                      -11-
                                                                            12-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1998


Ronald J. Tolman Family Trust
     during 1994                             8,982,729         $ .001       $ .001       $  8,983
     during first quarter of 1995              328,333           .001         .003            985
     during second quarter of 1995             154,300           .010         .010          1,543
     during third quarter of 1995               21,150           .100         .100          2,115
     during fourth quarter of 1995               6,888           .125         .250          1,722
     --------------------------------------------------------------------------------------------
                                             9,493,400                                   $ 15,348

Rulon L. Tolman
     during 1994                             9,386,667         $ .001       $ .001       $  9,387
     during first quarter of 199               333,333           .001         .003          1,000
     during second quarter of 1995             150,000           .010         .010          1,500
     during third quarter of 1995               20,000           .100         .100          2,000
     during fourth quarter of 1995              10,000           .125         .250          2,500
     --------------------------------------------------------------------------------------------
                                             9,900,000                                   $ 16,387


     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1998, until September 30, 1998, amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman and Rulon Tolman have accrued wages for the period ending September 30, 1998, of $76,600, and $63,800 respectively.

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


9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease that expired on May 31, 1998. The Company is presently on a month to month lease.

     Rental expense for the quarter ending September 30, 1998, amounted to $4,900. Rental expense for the period from inception February 5, 1988, through September 30, 1998, amounted to $33,954. See Note 7 for related party rental transactions.

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


                             See Accountant's Report

                                      -12-
                                                                            13-F

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998


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


                             See Accountant's Report
                                                                            14-F
                                      -13-

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS