Form 10KSB
period 1998-12-31
BIOGAN INTERNATIONAL INC
filed 1999-08-13
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.


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

________________________               _________________________________

________________________               _________________________________

Securities registered under 12(g) of the Exchange Act:

                          Common Stock $.001 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes __, No _X_, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.     -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 1, 1999, $4,843,210.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the Issuers's classes of common equity, as of the latest practicable date. December 31, 1998: 85,122,884 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format.  Yes ___, No  _X_.

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

     During calendar year 1997, and as part of the research and development process, the respective consultants who had, or were expected to perform, consulting services on the IntorCorp Motor, including Mr. Scott Anderson, was assembled and formed a company called Collective Technologies, L.L.C. Collective Technologies acquired from Technical Development Consultants, Inc. and Mr. Scott Anderson as well as the other individual shareholders of Collective Technologies any rights to the intellectual technology with respect to the "IntorCorp Motor". During the calendar year 1997 Biogan and Collective Technologies completed and demonstrated the development of the proof of concept and feasibility prototype of a 5 HP "IntorCorp Motor" with a modular design, 72 volt DC motor and controller system which meets the National Electrical Manufacturers Association
(NEMA) configuration for 5HP motors.

Joint Venture Development: IntorCorp, Inc.

     By the end of 1997 Biogan and Collective Technologies negotiated a joint venture Preincorporation Agreement which became effective February 25, 1998, (See Exhibit "1" of Item 13 of 1997 10KSB) in which Biogan and Collective Technologies each agreed

     (i) to transfer to "IntorCorp, Inc." (a new Idaho corporation) their respective rights to all of the intellectual technology of the "IntorCorp Motor", each in exchange for a 50% ownership interest, and

     (ii) that a consulting agreement will be entered into with Collective Technologies, Inc. providing for compensation compatible with industry standards in the locality, for the continued development and testing of the

          "IntorCorp Motor".

     The Business Plan incorporated in the Preincorporation Agreement acknowledges that

     (i)  the 5HP DC Feasibility Prototype has been developed and tested, and

     (ii) management is currently considering the options of developing (a) a large power (40HP) motor or (b) a dual development of a 5/10HP motor.

     Under either of the options the cost to develop support functions, conduct the laboratory prototype phase development and testing, complete production prototype phase development, and field test the motors will take approximately two years and will cost approximately $6,000,000 (See Item 6.B. pages 9&10.). Management is currently of the opinion that the risks are lower and the market potential higher with the 5/10 HP motors, however the final decision will be made at such time as financing is located and committed.

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

     The capitalization of IntorCorp under the terms of the Preincorporation Agreement is the issuance of 1,400,000 shares of common stock, par value $5.00 per share, to each of Biogan and Collective Technologies in exchange for all of their respective rights to the intellectual technology of each in the IntorCorp Motor at a total aggregate value, as determined by the Board of Directors, in the amount of $14,000,000. Management anticipates issuing additional common stock of IntorCorp Inc. to investing parties at such time as development funding is committed.

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

     The controller is quite compact, and will be enclosed in the motor housing in production models. The motor/controller package can be made smaller and lighter than an equivalent rated horsepower induction motor. The IntorCorp Motor is more flexible and efficient. The prototype's control is by an external computer through a standard serial port for maximum operating flexibility. In production, this will remain an option, or a control program will be loaded onto the on-board microprocessor for simpler "plug in" operating regimes.

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

     Strong interests and support has been expressed by state and federal government engineers, electric power utility engineers and officials, and other industrial executives for various applications of the motor.

Intellectual Technology.

     Collective Technologies, Inc. has filed an application for Patent with respect to the intellectual technology encompassed in the IntorCorp Motor. Under the terms of the Preincorporation Agreement the rights to any patents on Intellectual Technology are to be assigned to IntorCorp, Inc.

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

Employees.

     Effective the date of this report, Registrant has no full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

     Registrant operates from approximately 250 square feet of office space at 7213 Potomac Drive, Boise, Idaho 83704, under a month-to-month tenancy. Negotiations are now in process with representatives of the landlord to renew the lease on the same office space or in the same office complex. Registrant owns the office furniture and equipment which consists of 5 executive desks with swivel chairs and side pieces, 3 secretarial desks, AT&T 25 phone system with hardware, 4 computers with computer software, and miscellaneous other office equipment most of which is now in storage.

ITEM 3. LEGAL PROCEEDINGS.

     There is no pending litigation involving the Registrant, and to the best knowledge of management there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of Registrant.

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

                                                         Bid Price
                                                         ---------
                                                 High                 Low
                                                 ----                 ---
          1997
          ----
          First Quarter                         $0.3600             $0.2400
          Second Quarter                        $0.2500             $0.1150
          Third Quarter                         $0.1975             $0.1600
          Fourth Quarter                        $0.2500             $0.1200

          1998
          ----
          First Quarter                         $0.1400             $0.0880
          Second Quarter                        $0.0985             $0.0615
          Third Quarter                         $0.0625             $0.0365
          Fourth Quarter                        $0.0465             $0.0205

     B. Holders of Common Stock. The approximate number of holders of record of the Registrant's was 788 as of December 31, 1998. A number of the Company's record shareholders are broker/dealers who are holding record title for other customers, and accordingly management believes the actual number of beneficial holders of its common stock is greater than the number of shareholders of record.

     C. Dividends. There have been no cash or other distributions or dividends.

     D. Unregistered Equity Securities Sold by Registrant During 1998.

     During 1998 Registrant issued common stock of Registrant without registration under the Securities Act in private transactions (Section 4(2) exemption) to the class of persons indicated, without discounts or commissions, for cancellation of debt and services rendered. (The list does not include securities issued under Regulation S).

Date       Shares        Price          Value            Consideration              Purchasers
----       ------        -----          -----            -------------             -----------
Feb 28     120,000       0.1372         $16.464           Services Rendered         Professionals
Jun 8      105,320       0.1910         $20,116           Services Rendered         Professionals

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

A.   IntorCorp Motor Development - IntorCorp, Inc.

     To resolve issues related to rights to intellectual technology and to assemble the desired personnel to expeditiously proceed with the further development of the IntorCorp Motor, all material parties agreed to form IntorCorp, Inc., a subsidiary owned 50% by Biogan and 50% by Collective Technologies, L.L.C. (a consolidation of personnel and intellectual technology material to the development of the IntorCorp Motor), (See "Joint Venture
Development: IntorCorp, Inc. page 3). IntorCorp Inc. intends to develop a consulting agreement with an engineering group to continue the research and development of the IntorCorp Motor to reach production design, and a consulting agreement with Biogan to accomplish marketing research and other functions to facilitate commercial marketing of the IntorCorp Motor.

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

Management estimates that an investment of $6,000,000 will take the project through the development phases and field test. Management of both Biogan, Collective Technologies, Inc. and IntorCorp, Inc. are presently exploring and seeking sources of financing for the IntorCorp

Motor project.

B.   Management's Discussion of Finances and Business Activities.

     The financial statements reflect that there were no revenues during the year and a net income of $562,555. This results from the settlement of the Frank Wright litigation previously reported with the recovery of 3,553,000 shares of common stock valued at $0.25 per share. The recovered common stock was recorded as a negative expense in the amount of $888,250.00 which reduced the restitution expense from prior calendar years. Reference is made to Note 2. D of the attached financial statements.

     On December 31, 1998, Biogan issued 240,564 shares of restricted common stock to individual lenders to retire corporate loans in the amount of $64,856 at the rate of $0.2696 per share.

     Presently the primary focus of management will be the funding and marketing of the IntorCorp Motor as a consultant to IntorCorp, Inc., described in the preceding section. In addition, management is presently seeking other business opportunities to acquire, develop and/or joint venture.

     In order to continue with the business of IntorCorp and/or Biogan, it will be necessary to raise additional capital which Management intends to obtain through private placements of common stock or other securities, with qualified investors or other business reorganizations.

     Management does not now have any basis for projecting revenues from any operations.

     Management does not now have any plans for the purchase or acquisition of any plant or significant other equipment, or to make any significant change in the number of employees currently employed by Registrant.

ITEM 7. FINANCIAL STATEMENTS.

     Included herewith are the audited Financial Statements of Registrant for the year ended December 31, 1998, and from inception February 5, 1988 through December 31, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Management of Biogan is under the direct control of a board of directors consisting of three directors who are elected at the annual meeting of shareholders. Following the annual meeting of shareholders after the election of the directors, the board of directors is to hold the organizational meeting at which time the officers are appointed. In addition the Board of Directors has established an Advisory Board, on a non-compensation basis (however, see Item 11.c. page s 14&15), to assist the Directors in directing business policy of the Company.

     9.1  Directors and Officers.

     The current directors and executive officers of Biogan are as follows:

     Name                   Age   Position                  Date of Appointment
     ----                   ---   --------                  -------------------

     L. William Glazier     69    President, Director           May, 1994
     Ronald J. Tolman       47    Executive VP, Director        May, 1994
     Rulon L. Tolman        49    VP, Treasurer, Director       *
     Robert C. Montgomery   47    Secretary                     **

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

     John R. Hansen, Jr., 12035 Ginger Creek Drive, Boise, Id. 83713. Mr. Hansen received his J.D. degree from UCLA in 1956, and has practiced law from 1957 to 1968 in California and from 1968 to the present in Idaho, primarily in securities and business practice. Mr. Hansen is presently outside counsel to the Company.

     Jacque L. Tolman, Executive Secretary for the company. Mrs. Tolman received her accounting degree from Boise State University in 1975. She has acted as the administrative assistant for the Company for the past three years. Her experience includes 4 years as the Medical Staff Coordinator for St. Luke's Regional Hospital, and one year with the St. Luke's Mountain States Tumor Institute.

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

     Scott DeHart is 51 years of age, and received Bachelors and Masters Degrees from Brigham Young University in Electrical Engineering. From 1975 to 1997 Mr. DeHart was employed with Hewlett Packard and included 4 years experience as Section Manager of the Greeley Division in Greeley, Colorado; 4 years as Section Manager of Disk Storage Systems Division in Boise, Idaho; and 2 years as Project Manager, Firmware Development and Firmware Development Manager. The assignments included planning, development and managing conceptualized projects to market production.

     Wayne Stewart is 53 years of age, is a graduate of Brigham Young University and attended graduate school at Purdue. From 1983 to 1995 he was the Manufacturing Manager for the disk memory division of Hewlett Packard, located in Boise, Idaho. From 1995 to 1997 he was VP over world manufacturing for Whirlpool, and in 1997 he accepted the position of VP ov operations at Iomega.

ITEM 10. EXECUTIVE COMPENSATION.

     The 1998 salary and stock remuneration accrued by Biogan to the officers and directors and other benefits received by each of them are set forth below:

                                        Annual               Restricted Stock
Name & Position              Year       Compensation         Shares  Date
--------------------------------------------------------------------------------
L. William Glazier, Pres.    1998         -0-                 -0-

Ronald J. Tolman, V-Pres     1998       $62,100               -0-

Rulon L. Tolman,             1998       $34,800               -0-

Jacque L. Tolman             1998       $10,800               -0-

     Salaries were discontinued after the 3rd quarter of 1998.

     Both in 1997 and in 1998 each of the management members are reimbursed for their out of pocket expenses relating to company business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table reflects the ownership by the persons indicated as of December 31, 1998.

a: Beneficial Owners, known to Registrant, owning more than 5% of voting securities:

                                        Common Stock              Percentage of
Name of Owner                           Beneficially Owned          Ownership
--------------------------------------------------------------------------------

L. William Glazier                       10,500,000                    12.3%
805 W. Cross Street
Woodland Hills, CA 95695

Ronald J. Tolman                          7,558,400                    8.88%
2326 Bruins Avenue
Boise, Idaho 83704

Rulon L. Tolman                           9,808,333                   11.22%
7272 Glenridge View
Boise, Idaho 83709

b.   Security Ownership of Management:


                                        Common Stock              Percentage of
Name of Owner                           Beneficially Owned          Ownership
--------------------------------------------------------------------------------
L. William Glazier                       10,500,000                    12.3%
805 W. Cross Street
Woodland Hills, CA 95695

Ronald J. Tolman                          7,558,400                    8.88%
2326 Bruins Avenue
Boise, Idaho 83704

Rulon L. Tolman                           9,808,333                    11.5%
7272 Glenridge View
Boise, Idaho 83709

Robert C. Montgomery                      2,338,000                    2.75%
6940 Ashland
Boise, Idaho 83709

Jacque L. Tolman                          3,664,867                    4.31%
2326 Bruins Avenue
Boise, Idaho 83704

c.   Security Ownership of Advisory Board Members

Keith Cline                               1,130,000                    1.33%
1252 E. Victory Rd.
Meridian, Idaho 83642

John R. Hansen, Jr.                       2,500.000                    2.94%
1419 W. Washington
Boise, Idaho 83702

Robert C. Montgomery                      2,338,000*                   2.75%
6940 Ashland Drive
Boise, Idaho 83709

Jacque L. Tolman                          3,664,867*                   4.31%
2326 Bruins Avenue
Boise, Idaho 83704

George W. Wadsworth                       2,766,676                    3.25%
214 S. Cole Road
Boise, Idaho 83709

*    Also listed under 11 (b) above.

     Robert C. Montgomery and George W. Wadsworth are issued stock from time to time for services rendered to the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BIOGAN INTERNATIONAL, INC.
                         (formerly known as Biogan Medical International, Inc.)
                                               (Registrant)

                         By /S/ RONALD J. TOLMAN V.P.
                            --------------------------
                               (Signature and Title)
                            /S/ RULON L. TOLMAN V.P.
                            --------------------------
                               (Printed name and Title)

                         Date:  8-10-99

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     By   /s/ Ronald J. Tolman       Executive VP & Director    August 10, 1999.
          ------------------------
              Ronald J. Tolman

     By   /s/ Rulon L. Tolman        VP, Treasurer & Director   August 10, 1999
          ------------------------
              Rulon L. Tolman

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                DECEMBER 31, 1998


CONTENTS

Report of Independent Auditor                                                  1

Balance Sheet                                                                  2

Statement of Operations                                                        3

Statement of Stockholders' Equity (Deficiency)                                 4

Statement of Cash Flows                                                        5

Notes to Financial Statements                                               6-12

                                  [LETTERHEAD]
                                 GEORGE BRENNER
                          CERTIFIED PUBLIC ACCOUNTANT

                          REPORT OF INDEPENDENT AUDITOR

Board of Directors
Biogan International, Inc. formerly Biogan Medical International, Inc. Boise, Idaho

I have audited the accompanying balance sheet of Biogan International, Inc. (a development stage company) as of December 31, 1998 and related statements of operations, stockholders deficiency and cash flows for the years ended December 31, 1997 and 1998 and the period from February 5, 1988 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 1998 and the results of its operations, stockholders deficiency and cash flows for the years ended December 31, 1997, 1998 and the period February 5, 1988 through December 31, 1998 in conformity with the generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Companys recurring losses from development stage activities raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                                         /s/ George Brenner

                                         George Brenner, C.P.A.
Beverly Hills, California
May 13, 1999

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                             As of DECEMBER 31, 1998


ASSETS
CASH                                                                $     1,039
ACCOUNTS RECEIVABLE                                                         180
PAYROLL ADVANCE                                                             400
                                                                    -----------
TOTAL CURRENT ASSETS                                                $     1,619

FURNITURE/EQUIPMENT                                                      34,716
ACCUMULATED DEPRECIATION                                                (13,611)
                                                                    -----------

TOTAL FIXED ASSETS                                                  $    21,105

INVESTMENT IN SUBSIDIARIES                                                   --


TOTAL ASSETS                                                        $    22,724
                                                                    ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                    $    49,770
NOTES PAYABLE - STOCKHOLDERS                                             80,000
NOTES PAYABLE - OTHER                                                    35,000
ACCRUED SALARIES - OFFICERS                                             171,200
ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $18,316)             19,572
                                                                    -----------

TOTAL CURRENT LIABILITIES                                           $   355,542

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 85,122,884 ISSUED                                 85,123
ADDITIONAL PAID IN CAPITAL                                            4,367,807
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (4,785,748)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             $  (332,818)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    22,724
                                                                    ===========



                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                FROM INCEPTION
                                        FOR THE YEAR        FOR THE YEAR       FEBRUARY 5, 1988
                                           ENDING              ENDING               THROUGH
                                      DECEMBER 31, 1997   DECEMBER 31, 1998    DECEMBER 31, 1998
SALES
REVENUE - FEES                           $       225                --          $     7,150
RENTAL INCOME                                     --               360                1,110
                                         -----------       -----------          -----------

TOTAL SALES                                      225               360                8,260

EXPENSES
WAGES                                    $   197,070           140,351          $   503,097
STOCK SUBSCRIPTION LOSS                           --                --              101,006
DEPRECIATION EXPENSE                           5,570             5,923               13,761
INTEREST EXPENSE                              16,798            15,286               38,444
INCENTIVE BONUS                               40,803                --              149,364
LEGAL & ACCOUNTING FEES                       80,475            56,071              275,270
RENT                                          12,823            11,620               34,676
START UP COSTS                                    --                --              127,441
RESEARCH AND DEVELOPMENT                     128,865               602              343,703
SUBSIDIARIES LOSSES                           77,461              (141)             158,380
OTHER OPERATING EXPENSES                      98,584            74,472              372,947
                                         -----------       -----------          -----------

TOTAL EXPENSES                           $   658,449           304,184          $ 2,118,089
                                         -----------       -----------          -----------

NET OPERATING INCOME (LOSS)                 (658,224)         (303,824)          (2,109,829)

STOCK RESTITUTION EXPENSE (NOTE 1D)          (18,900)          888,250           (2,676,409)
INTEREST INCOME                                  334               379                5,448
OTHER INCOME                                      --               228                  238
MISCELLANEOUS EXPENSE                         (1,926)           (2,478)              (5,196)
                                         -----------       -----------          -----------

TOTAL OTHER                              $   (20,492)          886,379          $(2,675,919)
                                         -----------       -----------          -----------

NET INCOME (LOSS)                        $  (678,716)          582,555          $(4,785,748)
                                         ===========       ===========          ===========


PRIMARY INCOME (LOSS) PER SHARE          $   (0.0079)      $    0.0069          $   (0.1242)
                                         ===========       ===========          ===========



                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                            THROUGH DECEMBER 31, 1998

                                                                                                   DEFICIENCY
                                                                                                   ACCUMULATED
                        COMMON STOCK                             AMOUNT        ADDITIONAL         DURING THE
--------------------------------------------------------           PER           PAID-IN           DEVELOPMENT      STOCKHOLDERS'
ISSUED:                            SHARES        AMOUNT           SHARE          CAPITAL             STAGE       EQUITY (DEFICIENCY)
--------------------------------------------------------         -------        ----------        ------------   -----------------
July 27, 1988                     2,250,000       2,250            0.0111         22,750                --            25,000
January 25, 1989                 17,750,000      17,750            0.0060         88,750                --           106,500
January 29, 1989                  3,637,347       3,637            0.0309        108,602                --           112,239

To management:
  September 14, 1995             41,955,173      41,955            0.0010             --                --            41,955
  September 14, 1995                906,667         907            0.0030          1,813                --             2,720
  September 14, 1995                452,600         453            0.0100          4,073                --             4,526
  October 4, 1995                    61,980          62            0.1000          6,136                --             6,198
  December 8, 1995                   23,580          24            0.2500          5,871                --             5,895

For professional services:
  September 14, 1995                120,000         120            0.0100          1,080                --             1,200
  October 4, 1995                   100,000         100            0.0100            900                --             1,000
  December 8, 1995                  100,000         100            0.0100            900                --             1,000
  February 23, 1996                 115,222         115            0.2149         24,643                --            24,759
  July 29, 1996                     493,034         493            0.2149        105,448                --           105,941
  December 2, 1996                  417,893         418            0.3691        153,835                --           154,253
  January 31, 1997                  250,774         251            0.2460         61,436                --            61,687
  February 28, 1997                  56,621          57            0.2600         14,665                --            14,721
  March 15, 1997                     76,173          76            0.2600         19,729                --            19,805
  March 29, 1997                     15,400          15            0.2600          3,989                --             4,004
  June 2, 1997                      225,597         226            0.1492         33,441                --            33,667
  August 12, 1997                   224,269         224            0.1465         32,626                --            32,851
  October 31, 1997                  304,546         305            0.1892         57,322                --            57,626
  December 31, 1997                (352,634)       (353)           0.2070        (72,650)               --           (73,003)
  February 28, 1998                 120,000         120            0.1872         22,340                --            22,460
  June 30, 1998                     342,820         343            0.0191          6,213                --             6,556
  December 31, 1998                  25,545          26            0.0010              0                --                26

For loan payments:
  September 14, 1995                 61,000          61            0.1000          6,039                --             6,100
  November 1, 1995                   50,000          50            0.1000          4,950                --             5,000
  December 8, 1995                   10,000          10            0.1000            990                --             1,000
  August 12, 1997                    41,600          42            0.2000          8,278                --             8,320
  August 31, 1997                    66,666          67            0.1500          9,933                --            10,000
  October 1, 1997                    57,692          58            0.2600         14,942                --            15,000
  December 30, 1997                 240,000         240            0.2504         59,856                --            60,096
  December 31, 1998                 240,564         241            0.2696         64,625                --            64,865

For restitution:
  September 14, 1995              2,668,967       2,669            0.2500        664,573                --           667,242
  October 4, 1995                 2,180,600       2,181            0.2500        542,969                --           545,150
  November 1, 1995                  372,270         372            0.2500         92,695                --            93,068
  December 8, 1995                7,353,248       7,353            0.2500      1,830,959                --         1,838,312
  February 23, 1996                 744,444         744            0.2500        185,367                --           186,111
  May 3, 1996                       125,929         126            0.2500         31,356                --            31,482
  June 21, 1996                     350,863         351            0.2500         87,365                --            87,716
  July 29, 1996                     310,567         311            0.2500         77,331                --            77,642
  September 11, 1996                  2,667           3            0.2500            664                --               667
  December 2, 1996                   73,480          73            0.2500         18,297                --            18,370
  January 31, 1997                    4,000           4            0.2500            996                --             1,000
  February 28, 1997                  38,000          38            0.2500          9,462                --             9,500
  June 2, 1997                       18,000          18            0.2500          4,482                --             4,500
  August 12, 1997                    11,200          11            0.2500          2,789                --             2,800
  October 31, 1997                    4,400           4            0.2500          1,096                --             1,100
  November 20, 1998              (3,553,000)     (3,553)           0.2500       (884,697)               --          (888,250)

For dispute settlement:
  October 4, 1995                    25,000          25            0.1000          2,475                --             2,500
  November 1, 1995                   31,030          31            0.1000          3,072                --             3,103
  December 8, 1995                   50,000          50            0.1000          4,950                --             5,000

For private offering:
  September 14, 1995                 75,000          75            0.1000          7,425                --             7,500
  November 1, 1995                    5,000           5            0.2500          1,245                --             1,250
  December 8, 1995                  256,000         256            0.2500         63,744                --            64,000
  February 23, 1996                 672,923         673            0.2208        147,875                --           148,548
  May 3, 1996                       353,667         354            0.2208         77,718                --            78,072
  June 21, 1996                     606,900         607            0.2208        133,366                --           133,973
  July 29, 1996                     252,000         252            0.2201         55,206                --            55,458
  December 31, 1996                  54,350          54            0.4600         24,946                --            25,000
  March 29, 1997                    154,000         154            0.2500         38,346                --            38,500
  December 4, 1997                  640,000         640            0.2500        159,360                --           160,000
  December 31, 1997                 708,750         709            0.1422        100,041                --           100,750
  February 18, 1998                  30,000          30            0.1300          3,870                --             3,900
  June 8, 1998                       62,500          63            0.0800          4,938                --             5,000

NET LOSS                                 --          --                               --        (4,785,748)       (4,785,748)
                                 ---------- -----------                      -----------       -----------       -----------

                                 85,122,884      85,123                        4,367,807        (4,785,748)         (332,818)
                                 ========== ===========                      ===========       ===========       ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                                 FROM INCEPTION
                                                                     FOR THE YEAR           FOR THE YEAR        FEBRUARY 5, 1988
                                                                        ENDING                 ENDING                THROUGH
                                                                   DECEMBER 31, 1997      DECEMBER 31, 1998     DECEMBER 31, 1998
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                                    $  (678,716)           $   582,555            $(4,785,748)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                                    --                 61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                               151,358                 29,041                468,552
RESTITUTION                                                               18,900               (888,250)             2,676,409
INTEREST EXPENSE                                                          12,096                  4,724                 28,920
DISPUTE SETTLEMENTS                                                           --                     --                 10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                                       77,460                   (141)               158,380
STOCK SUBSCRIPTION LOSS                                                       --                     --                101,006
FIRST DEVELOPMENT STAGE LOSS                                                  --                     --                142,733
DEPRECIATION AND AMORTIZATION                                              5,570                  5,923                 13,761
                                                                     -----------            -----------            -----------
TOTAL ADJUSTMENTS                                                        265,384               (848,703)             3,661,658

ADVANCES                                                                      --                   (400)                  (400)
ACCOUNTS RECEIVABLE                                                           --                   (180)                  (180)
ACCOUNTS PAYABLE                                                           1,239                 23,998                 49,770
ACCRUED LIABILITIES                                                       89,242                 82,502                190,772
                                                                     -----------            -----------            -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                              $  (322,851)           $  (160,228)           $  (884,128)
                                                                     -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT                                              (2,396)                    --                (35,113)
DISPOSAL FURNITURE/EQUIPMENT                                                  --                    475                    475
INVESTMENT IN BIOMAGNETRONICS                                               (195)                   141               (103,937)
INVESTMENT IN BIOLINK                                                     (2,588)                    --                (54,443)
                                                                     -----------            -----------            -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                              $    (5,179)           $       616            $  (193,018)
                                                                     -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                                      --                     --                 80,000
NOTES PAYABLE - OTHER RECEIVED                                            75,000                 95,141                220,141
PAYMENT OF NOTES PAYABLE - OTHER                                              --                (43,680)               (43,680)
ISSUANCE OF COMMON STOCK                                                 299,250                  8,901                821,952
OTHER                                                                         --                   (228)                  (228)
                                                                     -----------            -----------            -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                              $   374,250            $    60,134            $ 1,078,185
                                                                     -----------            -----------            -----------


NET INCREASE (DECREASE) IN CASH                                      $    46,220            $   (99,478)           $     1,039


BEGINNING CASH BALANCE                                               $    54,297            $   100,517            $        --
                                                                     -----------            -----------            -----------

CASH ENDING BALANCE                                                  $   100,517            $     1,039            $     1,039
                                                                     ===========            ===========            ===========

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE                                   $                      $     2,711            $     2,711
CASH PAYMENTS FOR INCOME TAXES                                                --                     --

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                                            81,320                 60,141                141,461
MANAGEMENT                                                                    --                 61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                               151,358                 29,041                468,552
RESTITUTION                                                               18,900               (888,250)             2,676,409
INTEREST EXPENSE                                                          12,096                  4,724                 28,920
DISPUTE SETTLEMENTS                                                           --                     --                 10,603


                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

     Under either of the options the cost to develop support functions, conduct the laboratory prototype phase development and testing, complete production prototype phase development, and field test the motors will take approximately two years and will cost approximately $6,000,000. Management is currently of the opinion that the risks are lower and the market potential higher with 5/10 HP motors, however, the final decision will be made at such time as financing is located and committed. Research and development on the motor have ceased and will continue when funds are available. The company is continuing to search for funding for the development of the motor.


                             See Accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998


     Management presently does not have any plans for the purchase or acquisition of any significant plant or other equipment. It is anticipated that additional employees will be required by the Registrant as the acquired operations meet their expected growth. Since it is uncertain whether Biogan will be successful in these ventures and whether it can obtain sufficient capital to finance these ventures, it is uncertain whether the Company will be capable of continuing in existence. Management's plans to continue in existence are discussed in Note 6B.


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

B.   INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current year of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since both companies have had no operating activities and there are no plans for future operations. As of December 31, 1998, neither company has assets of any value.

     The Board of Directors of IntorCorp, Inc., a new Corporation, met on April 30, 1998 and at that time approved the issuance of stock to Biogan and Collective in exchange for the transfer of their respective rights of their Intellectual Technology. Biogan owns 50% of the voting stock of the new Corporation. The other investor in the new corporation is Collective, an engineering group. The two groups formed this new corporation in order to continue further development of the motor. The new corporation is a development stage company. There has been no financial transactions in the new Corporation.



                             See Accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998


C.   STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share (see Statement of Stockholders' Equity "To Management" Note 5D). Stock issued for restitution (Note 5F) is valued at $.25 per share.

D.   NET INCOME (LOSS) PER SHARE

     The net income (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the year ended December 31, 1997, December 31, 1998, and the period from February 5, 1988 (inception), through December 31, 1998, was 85,957,910; 84,638,704; and 38,524,172 respectively. Of the 85,122,884 shares outstanding 59,089,340 are restricted and 26,033,544 shares are unrestricted.

     The net income for the year ended December 31, 1998 was generated from the recovery of 3,553,000 shares of common stock. The recovery of the shares was recognized as a reduction in shares for restitution and reduced the stock restitution expense in the current year statement of operations by $888,250. The Company is reporting this transaction as a change in an accounting estimate under Accounting Principles Board Opinion number 20 "Accounting Changes" and the entire recovery has been recognized in the current year resulting the Company to showing a net income of $582,555. The Company would have a net loss for the current year of $305,695 or $.0036 per share without the effect of the recovery of the stock restitution expense.

E. INCOME TAXES At December 31, 1998, Biogan had net operating losses (NOL) carryforwards as follows:

            YEAR                      NOL                   YEAR EXPIRES
            1995                    2,819,521                   2010
            1996                    1,122,539                   2011
            1997                      736,051                   2012
                                   ----------
                                   $4,678,111

     No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($2,676,409) is a tax deductible expense, it could be subject to an IRS disallowance.

F.   FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.

                             See Accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998


3.   NOTES PAYABLE AT DECEMBER 31, 1998, CONSISTED OF THE FOLLOWING:

          Notes Payable - Other:
          Notes payable to an individual with interest at 10% per annum from July
          1, 1998. Note is unsecured and is payable on demand                         5,000

          Notes payable to an individual with interest at 10% per annum
          from August 18, 1998.  Note is unsecured and is payable on demand          15,000
                      --- -----

          Notes payable to an individual with interest at 12% per
          annum from September 29, 1998.  Note is unsecured and is payable
          on  demand                                                                 15,000
                                                                                    -------
          Total Notes Payable - Other                                               $35,000
                                                                                    =======

          Notes Payable - Stockholder:

          Notes payable to Ronald J. Tolman with interest at 10% per annum from
          November 13, 1996, note is unsecured and is payable on
             demand.  Payments are applied first to any unpaid interest              40,000

          Notes payable to Rulon L. Tolman with interest at 10% per annum from
             November 13, 1996, note is unsecured and is payable on
          demand.  Payments are applied first to any unpaid interest                 40,000
                                                                                    -------

          Total Notes Payable -  Stockholder                                        $80,000
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


                             See Accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998



5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                    In (000)
                                    Common        .001/share       Paid-In        Accumulated         Total
                                    Shares          Amount         Capital          Deficit           Equity
--------------------------------------------------------------------------------------------------------------
A)  Ronney shares                      2,250     $     2,250     $    22,750     $                 $    25,000
B)  Biogan merger                     17,750          17,750          88,750                           106,500
C)  Stock Subscriptions                3,637           3,637         108,602                           112,239
D)  Expenses/Service Mgmt Grp         43,400          43,400          17,894                            61,294
E)  Shares for Cash                    7,380           7,380       1,464,107                         1,471,487
F)  Shares for Restitution            10,706          10,706       2,665,704                         2,676,410
G)  Deficit:
          2/5/88 - 6/26/94                                                          (142,733)         (142,733)
          6/27/94 - 6/30/98                                                       (4,643,015)       (4,643,015)
                                      -------------------------------------------------------------------------
            Totals                    85,123     $    85,123     $ 4,367,807     $(4,785,748)      $  (332,818)
                                      ======     ===========     ===========     ===========       ===========

     A.   Issuance of 2,250,000 shares of Ronney, a Delaware Corporation.

     B. Exchange of Biogan (an Oregon Corporation), 5,000,000 shares for 17,750,000 shares of Ronney. Ronney and Biogan merged and changed its name to Biogan International, Inc.

     C. Issuance of a stock subscription to Tower Enterprises International, Inc. (a European Corporation), a former 84% shareholder in Biogan International, Inc. 11,512,653 of the 15,150,000 original stock subscription has been canceled as of December 31, 1998.

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

     E. Cash shares and shares issued for services rendered and for loan payments by parties other than management. F. From 1990 through May 1994 Biogan International, Inc. was under the control of prior management and affiliates. Effective December 31, 1996, the Company completed its review stock transactions and has issued 14,258,635 shares of common stock as restitution to investors who substantiated their claims of purchasing stock from the Company but had not received stock certificates. In addition, the Company has obtained a court judgment canceling 15,150,000 shares of common stock issued in "C" above, and 4,117,653 shares issued to Tower Enterprises International, Inc. in "B" above. The company recovered 3,553,000 shares relating to the above court order on November 20, 1998. This transaction results in a net total of 10,705,635 shares for restitution being issued.

     G.   Biogan International has effectively had two development stages:

          (1) From February 5, 1988, through June 27, 1994. During this period the company was dormant for approximately four years.

          (2)  The second development stage (June 27, 1994, through December 31,
               1998) is and continues under the new management group set forth in D above.


                             See accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998


6.   COMMITMENTS AND CONTINGENCIES

     A.   SHARES FOR RESTITUTION

          As set forth in Note 5F "Shareholders' Equity" Biogan was committed through December 31, 1997, to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

     B.   OTHER

          In connection with the Company's plans to become operational, management will focus on the funding and marketing of the InterCorp Motor as a consultant to InterCorp, Inc. In addition, management is presently seeking other business opportunities to acquire, develop and/or joint venture. In order to continue with the business of InterCorp and/or Biogan, it will be necessary to raise additional capital which management intends to obtain through private placements of common stock or other securities, with qualified investors or other business organizations. It is uncertain whether the Company will be successful in raising the needed capital. However, as discussed in
          Note 1 the Company remains a development stage company.

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

Name              Date                          Numbered of         Market        Issue          Expense/
             Expense/Service                   shares issued        Price         Price          Service
                Rendered                                          per share     per share        Amount
Glazier Family Trust
--------------------
         during 1994                              10,079,178        $.001          $.001          $10,079
         during first quarter of 1995                245,000         .001           .003              735
         during second quarter of 1995               148,300         .010           .010            1,483
         during third quarter of 1995                 20,830         .100           .100            2,083
         during fourth quarter of 1995                 6,692         .125           .250            1,673
         ------------------------------------------------------------------------------------------------
                                                  10,500,000                                      $16,053

Ronald J. Tolman Family Trust
-----------------------------
         during 1994                               8,982,729        $.001          $.001           $8,983
         during first quarter of 1995                328,333         .001           .003              985
         during second quarter of 1995               154,300         .010           .010            1,543
         during third quarter of 1995                 21,150         .100           .100            2,115
         during fourth quarter of 1995                 6,888         .125           .250            1,722
         ------------------------------------------------------------------------------------------------
                                                   9,493,400                                      $15,348

Rulon L. Tolman
---------------
         during 1994                               9,386,667        $.001          $.001           $9,387
         during first quarter of 1995                333,333         .001           .003            1,000
         during second quarter of 1995               150,000         .010           .010            1,500
         during third quarter of 1995                 20,000         .100           .100            2,000
         during fourth quarter of 1995                10,000         .125           .250            2,500
         ------------------------------------------------------------------------------------------------
                                                   9,900,000                                      $16,387



                             See Accountant's Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1998


     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1988, until December 31, 1998, amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two year period ending December 31, 1998, of $96,600, $63,800 and $10,800 respectively.

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

9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease that expired on May 31, 1999. The Company is presently on a month to month lease.

     Rental expense for the year ending December 31, 1998, amounted to $11,620. Rental expense for the period from inception February 5, 1988, through December 31, 1998, amounted to $34,676. See Note 7 for related party rental transactions.

10.  CORPORATE NAME CHANGE

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

11.  YEAR 2000 COMPLIANCE

     The Company will begin a Year 2000 compliance project in June 1999. The project will encompass upgrading the server and all proprietary software and non-proprietary software. The project will be completed by September 1999.

     The Company is in the process of assessing Year 2000 issues not related to its internal systems, including issues with suppliers and consultants. Due to the general uncertainty of the Year 2000 readiness of suppliers and consultants, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that interruptions of normal operations will not be affected.

     Total expenditures for the Year 2000 project are estimated to be $5,000 in fiscal year 1999. There were no Year 2000 related costs in the current fiscal year.

     The Company is currently formulating contingency plans in the event of a Year 2000 failure. The Company expects that a contingency plan will be in place by September 30, 1999.


                             See Accountant's Report