Form 10QSB
period 1999-03-31
BIOGAN INTERNATIONAL INC
filed 1999-08-16
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ___________

                        Commission file number: 33-23489

                           BIOGAN INTERNATIONAL, INC.
             (Formerly known as Biogan Medical International, Inc.)
                 (Exact name of business issuer in its charter)

         DELAWARE                                                58-1832055
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7213 Potomac Drive, Boise, Idaho                                    83704
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (208)-376-8500                    Fax: (208) 376-4663


--------------------------------------------------------------------------------
                                (Former Address)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes |_|, No |X| , and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock outstanding as of March 31, 1999, is 85,122,884.


         Transitional Small Business Disclosure Format. Yes |_|, No |X|.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Financial Statements of the Company for the three months ended of March 31, 1999, prepared by Wadsworth & Smith, Chartered, certified public accountants, without audit.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 1st quarter ended March 31, 1999, resulted in an operating loss of $10,753 or about $0.0001 per share. During the 1st quarter Management continued to focus its efforts on locating and developing financing and/or joint ventures for the continued development and marketing of the IntorCorp Motor (previously referred to as Smart-Power Motor) for its subsidiary IntorCorp, Inc., and on developing its business plan for continued independent business activity.

Funding and Capital Resources:

     The Company's cash balances and liquidity were exhausted in 1998 and Management reduced its leased office space and placed employees on a part-time basis to reduce operating expenses, and arranged short term loans to continue operations of the Company through the first part of 1999. Management presently anticipates that additional working capital for continuing the business of the Company will be located by a combination of one or more private placements of common and/or preferred stock, joint venture development, debt financing, or other means, all of which are being explored and implemented by Management.

Plan of Operation:

     The Plan of Operation for Biogan is to (i) continue attempts to locate financing and/or joint venture entities for developing and marketing of the IntorCorp Motor through its subsidiary IntorCorp, Inc., (ii) develop a consulting and management service for other companies, and (iii) locate and acquire and/or joint venture with other businesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

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



                                     BIOGAN INTERNATIONAL, INC.
                                           (Registrant)


Date: August 10, 1999.               By /s/
                                        ---------------------------------------
                                        Ronald J. Tolman, Acting Vice-President


Date: August 10, 1999                By /s/
                                        ---------------------------------------
                                        Rulon L. Tolman, Vice-President

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                 MARCH 31, 1999







                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                 MARCH 31, 1999


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



                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                    [LETTERHEAD OF WADSWORTH & SMITH, P.C.]


To the Board of Directors
Biogan International, Inc.
Boise, ID



Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended March 31, 1999 and the period from February 5, 1988 (inception) through March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.




/s/ Wadsworth & Smith, P.C.
Wadsworth & Smith, P.C.
August 10, 1999

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                              As of MARCH 31, 1999




ASSETS
CASH                                                             $      (181)
PAYROLL ADVANCE                                                          400
                                                                 -----------
TOTAL CURRENT ASSETS                                             $       219

FURNITURE/EQUIPMENT                                                   34,716
ACCUMULATED DEPRECIATION                                             (15,083)
                                                                 -----------

TOTAL FIXED ASSETS                                               $    19,633

INVESTMENT IN SUBSIDIARIES                                              --


TOTAL ASSETS                                                     $    19,852
                                                                 ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                 $    54,589
NOTES PAYABLE - STOCKHOLDERS                                          80,000
NOTES PAYABLE - OTHER                                                 35,000
ACCRUED SALARIES - OFFICERS                                          171,200
ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $19,025)          22,634
                                                                 -----------

TOTAL CURRENT LIABILITIES                                        $   363,423

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 85,122,884 ISSUED                              85,123
ADDITIONAL PAID IN CAPITAL                                         4,367,807
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                  (4,796,501)
                                                                 -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                          $  (343,571)
                                                                 -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)            $    19,852
                                                                 ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                                        2

                            WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                       FROM INCEPTION
                                 FOR THE THREE MONTH PERIOD    FEBRUARY 5, 1988
                                           ENDED                    THROUGH
                                       MARCH 31, 1999           MARCH 31, 1999

SALES
REVENUE - FEES                         $      --                 $     7,150
RENTAL INCOME                                 --                       1,110
                                       -----------               -----------

TOTAL SALES                                   --                       8,260

EXPENSES
WAGES                                  $       792               $   503,889
STOCK SUBSCRIPTION LOSS                       --                     101,006
DEPRECIATION EXPENSE                         1,473                    15,233
INTEREST EXPENSE                             2,909                    41,353
INCENTIVE BONUS                               --                     149,364
LEGAL & ACCOUNTING FEES                        934                   276,204
RENT                                         2,000                    36,676
START UP COSTS                                --                     127,441
RESEARCH AND DEVELOPMENT                      --                     343,703
SUBSIDIARIES LOSSES                           --                     158,380
OTHER OPERATING EXPENSES                     2,645                   375,594
                                       -----------               -----------

TOTAL EXPENSES                         $    10,753               $ 2,128,843
                                       -----------               -----------

NET OPERATING INCOME (LOSS)                (10,753)               (2,120,583)

STOCK RESTITUTION EXPENSE (NOTE 1D)           --                  (2,676,409)
INTEREST INCOME                               --                       5,448
OTHER INCOME                                  --                         238
MISCELLANEOUS EXPENSE                         --                      (5,195)
                                       -----------               -----------

TOTAL OTHER                            $      --                 $(2,675,918)
                                       -----------               -----------

NET INCOME (LOSS)                      $   (10,753)              $(4,796,501)
                                       ===========               ===========


PRIMARY INCOME (LOSS) PER SHARE        $   (0.0001)              $   (0.1211)
                                       ===========               ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                                        3

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                             THROUGH MARCH 31, 1999

                                                                                                  DEFICIENCY
                                                                                                  ACCUMULATED
                     COMMON STOCK                                   AMOUNT        ADDITIONAL      DURING THE
-------------------------------------------------------------        PER           PAID-IN        DEVELOPMENT       STOCKHOLDERS'
ISSUED:                            SHARES            AMOUNT         SHARE          CAPITAL           STAGE       EQUITY (DEFICIENCY)
-------------------------------------------------------------     ---------     -------------    ------------    ------------------
July 27, 1988                    2,250,000            2,250         0.0111          22,750             --             25,000
January 25, 1989                17,750,000           17,750         0.0060          88,750             --            106,500
January 29, 1989                 3,637,347            3,637         0.0309         108,602             --            112,239

To management:
  September 14, 1995            41,955,173           41,955         0.0010            --               --             41,955
  September 14, 1995               906,667              907         0.0030           1,813             --              2,720
  September 14, 1995               452,600              453         0.0100           4,073             --              4,526
  October 4, 1995                   61,980               62         0.1000           6,136             --              6,198
  December 8, 1995                  23,580               24         0.2500           5,871             --              5,895

For professional services:
  September 14, 1995               120,000              120         0.0100           1,080             --              1,200
  October 4, 1995                  100,000              100         0.0100             900             --              1,000
  December 8, 1995                 100,000              100         0.0100             900             --              1,000
  February 23, 1996                115,222              115         0.2149          24,643             --             24,759
  July 29, 1996                    493,034              493         0.2149         105,448             --            105,941
  December 2, 1996                 417,893              418         0.3691         153,835             --            154,253
  January 31, 1997                 250,774              251         0.2460          61,436             --             61,687
  February 28, 1997                 56,621               57         0.2600          14,665             --             14,721
  March 15, 1997                    76,173               76         0.2600          19,729             --             19,805
  March 29, 1997                    15,400               15         0.2600           3,989             --              4,004
  June 2, 1997                     225,597              226         0.1492          33,441             --             33,667
  August 12, 1997                  224,269              224         0.1465          32,626             --             32,851
  October 31, 1997                 304,546              305         0.1892          57,322             --             57,626
  December 31, 1997               (352,634)            (353)        0.2070         (72,650)            --            (73,003)
  February 28, 1998                120,000              120         0.1872          22,340             --             22,460
  June 30, 1998                    342,820              343         0.0191           6,213             --              6,556
  December 31, 1998                 25,545               26         0.0010               0             --                 26

For loan payments:
  September 14, 1995                61,000               61         0.1000           6,039             --              6,100
  November 1, 1995                  50,000               50         0.1000           4,950             --              5,000
  December 8, 1995                  10,000               10         0.1000             990             --              1,000
  August 12, 1997                   41,600               42         0.2000           8,278             --              8,320
  August 31, 1997                   66,666               67         0.1500           9,933             --             10,000
  October 1, 1997                   57,692               58         0.2600          14,942             --             15,000
  December 30, 1997                240,000              240         0.2504          59,856             --             60,096
  December 31, 1998                240,564              241         0.2696          64,625             --             64,865

For restitution:
  September 14, 1995             2,668,967            2,669         0.2500         664,573             --            667,242
  October 4, 1995                2,180,600            2,181         0.2500         542,969             --            545,150
  November 1, 1995                 372,270              372         0.2500          92,695             --             93,068
  December 8, 1995               7,353,248            7,353         0.2500       1,830,959             --          1,838,312
  February 23, 1996                744,444              744         0.2500         185,367             --            186,111
  May 3, 1996                      125,929              126         0.2500          31,356             --             31,482
  June 21, 1996                    350,863              351         0.2500          87,365             --             87,716
  July 29, 1996                    310,567              311         0.2500          77,331             --             77,642
  September 11, 1996                 2,667                3         0.2500             664             --                667
  December 2, 1996                  73,480               73         0.2500          18,297             --             18,370
  January 31, 1997                   4,000                4         0.2500             996             --              1,000
  February 28, 1997                 38,000               38         0.2500           9,462             --              9,500
  June 2, 1997                      18,000               18         0.2500           4,482             --              4,500
  August 12, 1997                   11,200               11         0.2500           2,789             --              2,800
  October 31, 1997                   4,400                4         0.2500           1,096             --              1,100
  November 20, 1998             (3,553,000)          (3,553)        0.2500        (884,697)            --           (888,250)

For dispute settlement:
  October 4, 1995                   25,000               25         0.1000           2,475             --              2,500
  November 1, 1995                  31,030               31         0.1000           3,072             --              3,103
  December 8, 1995                  50,000               50         0.1000           4,950             --              5,000

For private offering:
  September 14, 1995                75,000               75         0.1000           7,425             --              7,500
  November 1, 1995                   5,000                5         0.2500           1,245             --              1,250
  December 8, 1995                 256,000              256         0.2500          63,744             --             64,000
  February 23, 1996                672,923              673         0.2208         147,875             --            148,548
  May 3, 1996                      353,667              354         0.2208          77,718             --             78,072
  June 21, 1996                    606,900              607         0.2208         133,366             --            133,973
  July 29, 1996                    252,000              252         0.2201          55,206             --             55,458
  December 31, 1996                 54,350               54         0.4600          24,946             --             25,000
  March 29, 1997                   154,000              154         0.2500          38,346             --             38,500
  December 4, 1997                 640,000              640         0.2500         159,360             --            160,000
  December 31, 1997                708,750              709         0.1422         100,041             --            100,750
  February 18, 1998                 30,000               30         0.1300           3,870             --              3,900
  June 8, 1998                      62,500               63         0.0800           4,938             --              5,000

NET LOSS                              --               --                             --         (4,796,501)      (4,796,501)
                               -----------      -----------                    -----------      -----------      -----------

                                85,122,884           85,123                      4,367,807       (4,796,501)        (343,571)
                               ===========      ===========                    ===========      ===========      ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                                        4

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                  FROM INCEPTION
                                                 FOR THE THREE MONTH PERIOD      FEBRUARY 5, 1988
                                                           ENDED                      THROUGH
                                                       MARCH 31, 1999             MARCH 31, 1999
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                      $   (10,753)                $(4,796,501)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                    --                         61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                    --                        468,552
RESTITUTION                                                   --                      2,676,409
INTEREST EXPENSE                                              --                         28,920
DISPUTE SETTLEMENTS                                           --                         10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                           --                        158,380
STOCK SUBSCRIPTION LOSS                                       --                        101,006
FIRST DEVELOPMENT STAGE LOSS                                  --                        142,733
DEPRECIATION AND AMORTIZATION                                1,473                       15,233
                                                       -----------                  -----------
TOTAL ADJUSTMENTS                                            1,473                    3,663,130

ADVANCES                                                      --                           (400)
ACCOUNTS RECEIVABLE                                            180                           --
ACCOUNTS PAYABLE                                             4,819                       54,589
ACCRUED LIABILITIES                                          3,062                      193,834
                                                       -----------                  -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                $    (1,219)                 $  (885,348)
                                                       -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT                                  --                        (35,113)
DISPOSAL FURNITURE/EQUIPMENT                                  --                            475
INVESTMENT IN BIOMAGNETRONICS                                 --                       (103,937)
INVESTMENT IN BIOLINK                                         --                        (54,443)
                                                       -----------                  -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                $      --                    $  (193,018)
                                                       -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                      --                         80,000
NOTES PAYABLE - OTHER RECEIVED                                --                        220,141
PAYMENT OF NOTES PAYABLE - OTHER                              --                        (43,680)
ISSUANCE OF COMMON STOCK                                      --                        821,952
OTHER                                                         --                           (228)
                                                       -----------                  -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                $      --                    $ 1,078,185
                                                       -----------                  -----------


NET INCREASE(DECREASE) IN CASH                         $    (1,219)                 $      (181)


BEGINNING CASH BALANCE                                 $     1,038                  $      --
                                                       -----------                  -----------

CASH ENDING BALANCE                                    $      (181)                 $      (181)
                                                       ===========                  ===========


SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE                     $      --                    $     2,711
CASH PAYMENTS FOR INCOME TAXES                                --                           --

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                                --                        141,461
MANAGEMENT                                                    --                         61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                    --                        468,552
RESTITUTION                                                   --                      2,676,409
INTEREST EXPENSE                                              --                         28,920
DISPUTE SETTLEMENTS                                           --                         10,603

                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                                        5

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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



                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999


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

B.   INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current period of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since both companies have had no operating activities and there are no plans for future operations. As of March 31, 1999, neither company has assets of any value.

     The Board of Directors of IntorCorp, Inc., a new corporation, met on April 30, 1998, and at that time approved the issuance of stock to Biogan and Collective in exchange for the transfer of their respective rights of their Intellectual Technology. Biogan owns 50% of the voting stock of the new corporation. The other investor in the new corporation is Collective, an engineering group. The two groups formed this new corporation in order to continue further development of the motor. The new corporation is a development stage company. There have been no financial transactions in the new corporation.

C.   STOCK VALUATION

     Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share (see Statement of Stockholders' Equity "To Management" Note 5D). Stock issued for restitution (Note 5F) is valued at $.25 per share.

                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999

D.   NET INCOME (LOSS) PER SHARE

     The net income (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the period ended March 31, 1999, and the period from February 5, 1988 (inception), through March 31, 1999, was 85,122,884; and 39,599,802 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 85,122,884 shares outstanding 59,089,340 are restricted and 26,033,544 shares are unrestricted.

E.   INCOME TAXES

     At March 31, 1999, Biogan had net operating losses (NOL) carryforwards as follows:

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

3.   NOTES PAYABLE AT MARCH 31, 1999, CONSISTED OF THE FOLLOWING:

     Notes Payable - Other:

     Notes payable to an individual with interest at 10% per
     annum from July 1, 1998. Note is unsecured and is payable on
     demand.                                                               5,000

     Notes payable to an individual with interest at 10% per
     annum from August 18, 1998. Note is unsecured and is payable
     on demand.                                                           15,000

     Notes payable to an individual with interest at 12% per
     annum from September 29, 1998. Note is unsecured and is
     payable on demand.                                                   15,000
                                                                        --------
     Total Notes Payable - Other                                        $ 35,000
                                                                        ========

                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999


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

5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                    In (000)
                                     Common          .001/share            Paid-In          Accumulated            Total
                                     Shares             Amount             Capital            Deficit             Equity
------------------------------------------------------------------------------------------------------------------------------
A)  Ronney shares                     2,250         $     2,250         $    22,750        $                   $    25,000
B)  Biogan merger                    17,750              17,750              88,750                                106,500
C)  Stock Subscriptions               3,637               3,637             108,602                                112,239
D)  Expenses/Service Mgmt Grp        43,400              43,400              17,894                                 61,294
E)  Shares for Cash                   7,380               7,380           1,464,107                              1,471,487
F)  Shares for Restitution           10,706              10,706           2,665,704                              2,676,410
G)  Deficit:
       2/5/88 - 6/26/94                                                                       (142,733)           (142,733)
       6/27/94 - 06/30/99                                                                   (4,653,768)         (4,653,768)
                                     -------------------------------------------------------------------------------------
         Totals                      85,123         $    85,123         $ 4,367,807        $(4,796,501)        $  (343,571)
                                     ======         ===========         ===========        ===========         ===========


A.   Issuance of 2,250,000 shares of Ronney, a Delaware Corporation.

B. Exchange of Biogan (an Oregon Corporation), 5,000,000 shares for 17,750,000 shares of Ronney. Ronney and Biogan merged and changed its name to Biogan International, Inc.


                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999


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

     (2) The second development stage (June 27, 1994, through March 31, 1999) is and continues under the new management group set forth in D above.

6.   COMMITMENTS AND CONTINGENCIES

     A.   SHARES FOR RESTITUTION

          As set forth in Note 5F "Shareholders' Equity" Biogan was committed through December 31, 1997, to issue shares to replace shares sold by Tower International's US agent, Tower Holdings, Ltd.

     B.   OTHER

          In connection with the Company's plans to become operational, management will focus on the funding and marketing of the InterCorp Motor as a consultant to InterCorp, Inc. In addition, management is presently seeking other business opportunities to acquire, develop and/or joint venture. In order to continue with the business of InterCorp and/or Biogan, it will be necessary to raise additional capital which management intends to obtain through private placements of common stock or other securities, with qualified investors or other business organizations. It is uncertain whether the Company will be successful in raising the needed capital. However, as discussed in
          Note 1 the Company remains a development-stage company.

7.   USE OF ESTIMATES

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


                             See accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999


8.   RELATED PARTY TRANSACTIONS

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
           Expense/Service               shares issued         Price           Price         Service
              Rendered                                       per share       per share       Amount

Glazier Family Trust

     during 1994                           10,079,178        $    .001       $   .001      $    10,079
     during first quarter of 1995             245,000             .001           .003              735
     during second quarter of 1995            148,300             .010           .010            1,483
     during third quarter of 1995              20,830             .100           .100            2,083
     during fourth quarter of 1995              6,692             .125           .250            1,673
     -------------------------------------------------------------------------------------------------
                                           10,500,000                                      $    16,053

Ronald J. Tolman Family Trust

     during 1994                            8,982,729        $    .001       $   .001      $     8,983
     during first quarter of 1995             328,333             .001           .003              985
     during second quarter of 1995            154,300             .010           .010            1,543
     during third quarter of 1995              21,150             .100           .100            2,115
     during fourth quarter of 1995              6,888             .125           .250            1,722
     -------------------------------------------------------------------------------------------------
                                            9,493,400                                      $    15,348

Rulon L. Tolman

     during 1994                            9,386,667        $    .001       $   .001      $     9,387
     during first quarter of 1995             333,333             .001           .003            1,000
     during second quarter of 1995            150,000             .010           .010            1,500
     during third quarter of 1995              20,000             .100           .100            2,000
     during fourth quarter of 1995             10,000             .125           .250            2,500
     -------------------------------------------------------------------------------------------------
                                            9,900,000                                      $    16,387


     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1988, until March 31, 1999, amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two year period ending December 31, 1998, of $96,600, $63,800 and $10,800 respectively.


9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease that expired on May 31, 1999. The Company is presently on a month to month lease.

     Rental expense for the three months ended March 31, 1999, amounted to $2,000. Rental expense for the period from inception February 5, 1988, through March 31, 1999, amounted to $37,287. See Note 7 for related party rental transactions.



                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 1999


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


                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS