Form 10QSB
period 1999-06-30
BIOGAN INTERNATIONAL INC
filed 1999-08-16
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                (Former Address)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [_], No [X], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No.[_]

The number of shares of common stock outstanding as of June 30, 1998, is 85,122,884.


         Transitional Small Business Disclosure Format. Yes [_], No [X].

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The following financial statements are filed as part of this report:

     The Financial Statements of the Company for the three months ended June 30, 1999, prepared by Wadsworth & Smith, Chartered, certified public accountants, without audit.

Item 2.   Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 2nd quarter ended June 30, 1999, resulted in an operating loss of $21,743 or about $0.0003 per share. During the 2nd quarter Management continued to focus its efforts on locating and developing financing and/or joint ventures for the continued development and marketing of the IntorCorp Motor (previously referred to as Smart-Power Motor) for its subsidiary IntorCorp, Inc., and on developing its business plan for continued independent business activity.

Funding and Capital Resources:

     The Company's cash balances and liquidity were exhausted in 1998 and Management reduced its leased office space and placed employees on a part-time basis to reduce operating expenses, and arranged short term loans to continue operations of the Company through the first two quarters 1999. Management presently anticipates that additional working capital for continuing the business of the Company will be located by a combination of one or more private placements of common and/or preferred stock, joint venture development, debt financing, or other means, all of which are being explored and implemented by Management.

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



                                   BIOGAN INTERNATIONAL, INC.
                                            (Registrant)


         Date: August 10, 1999.         By__________/s/________________________
                                        Ronald J. Tolman, Acting Vice-President


         Date: August 10, 1999          By__________/s/________________________
                                        Rulon L. Tolman, Vice-President

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999




                                     [LOGO]

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  JUNE 30, 1999


         CONTENTS

         Accountants' Compilation Report                        1

         Balance Sheet                                          2

         Statement of Operations                                3

         Statement of Stockholders' Equity(Deficiency)          4

         Statement of Cash Flows                                5

         Notes to Financial Statements                        6-12

[LOGO]                                                              [LETTERHEAD]
--------------------------------------------------------------------------------



To the Board of Directors
Biogan International, Inc.
Boise, ID




Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended June 30, 1999 and the period from February 5, 1988 (inception) through June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.




/s/ Wadsworth & Smith, P.C.

Wadsworth & Smith, P.C.
August 10, 1999

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                               As of JUNE 30, 1999




ASSETS
CASH                                                           $        56
PAYROLL ADVANCE                                                        400
                                                               -----------
TOTAL CURRENT ASSETS                                           $       456

FURNITURE/EQUIPMENT                                                 34,716
ACCUMULATED DEPRECIATION                                           (16,556)
                                                               -----------

TOTAL FIXED ASSETS                                             $    18,160

INVESTMENT IN SUBSIDIARIES                                            --


TOTAL ASSETS                                                   $    18,616
                                                               ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                               $    63,544
NOTES PAYABLE - STOCKHOLDERS                                        80,000
NOTES PAYABLE - OTHER                                               45,000
ACCRUED SALARIES - OFFICERS                                        171,200
ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $21,019)        24,187
                                                               -----------

TOTAL CURRENT LIABILITIES                                      $   383,931

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 85,122,884 ISSUED                            85,123
ADDITIONAL PAID IN CAPITAL                                       4,367,807
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (4,818,245)
                                                               -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        $  (365,315)
                                                               -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)          $    18,616
                                                               ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                           FROM INCEPTION
                                           FOR THE 3 MONTH PERIOD         FEBRUARY 5, 1988
                                                   ENDED                      THROUGH
                                               JUNE 30, 1999                JUNE 30, 1999
SALES
REVENUE - FEES                                  $      --                    $     7,150
RENTAL INCOME                                           360                        1,650
                                                -----------                  -----------

TOTAL SALES                                             360                        8,800

EXPENSES
WAGES                                           $      --                   $   503,889
STOCK SUBSCRIPTION LOSS                                --                        101,006
DEPRECIATION EXPENSE                                  1,473                       16,706
INTEREST EXPENSE                                      2,942                       44,295
INCENTIVE BONUS                                        --                        149,364
LEGAL & ACCOUNTING FEES                              12,397                      288,601
RENT                                                    611                       37,287
START UP COSTS                                         --                        127,441
RESEARCH AND DEVELOPMENT                               --                        343,703
SUBSIDIARIES LOSSES                                    --                        158,380
OTHER OPERATING EXPENSES                              4,611                      380,204
                                                -----------                  -----------

TOTAL EXPENSES                                  $    22,034                  $ 2,150,876
                                                -----------                  -----------

NET OPERATING INCOME (LOSS)                         (21,674)                  (2,142,076)

STOCK RESTITUTION EXPENSE (NOTE 1D)                    --                     (2,676,409)
INTEREST INCOME                                          15                        5,463
OTHER INCOME                                           --                            238
MISCELLANEOUS EXPENSE                                   (84)                      (5,281)
                                                -----------                  -----------

TOTAL OTHER                                     $       (69)                 $(2,675,989)
                                                -----------                  -----------

NET INCOME (LOSS)                               $   (21,743)                 $(4,818,065)
                                                ===========                  ===========


PRIMARY INCOME (LOSS) PER SHARE                 ($   0.0003)                 ($   0.1186)
                                                ===========                  ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                              THROUGH JUNE 30, 1999


                                                                                                         DEFICIENCY
                                                                                                         ACCUMULATED
                      COMMON STOCK                                           AMOUNT        ADDITIONAL    DURING THE    STOCKHOLDERS'
--------------------------------------------------------------------          PER           PAID-IN      DEVELOPMENT      EQUITY
ISSUED:                                    SHARES             AMOUNT         SHARE          CAPITAL        STAGE        (DEFICIENCY)
--------------------------------------------------------------------         ------         -------      -----------   -------------
July 27, 1988                             2,250,000           2,250          0.0111          22,750          --            25,000
January 25, 1989                         17,750,000          17,750          0.0060          88,750          --           106,500
January 29, 1989                          3,637,347           3,637          0.0309         108,602          --           112,239

To management:
  September 14, 1995                     41,955,173          41,955          0.0010            --            --            41,955
  September 14, 1995                        906,667             907          0.0030           1,813          --             2,720
  September 14, 1995                        452,600             453          0.0100           4,073          --             4,526
  October 4, 1995                            61,980              62          0.1000           6,136          --             6,198
  December 8, 1995                           23,580              24          0.2500           5,871          --             5,895

For professional services:
  September 14, 1995                        120,000             120          0.0100           1,080          --             1,200
  October 4, 1995                           100,000             100          0.0100             900          --             1,000
  December 8, 1995                          100,000             100          0.0100             900          --             1,000
  February 23, 1996                         115,222             115          0.2149          24,643          --            24,759
  July 29, 1996                             493,034             493          0.2149         105,448          --           105,941
  December 2, 1996                          417,893             418          0.3691         153,835          --           154,253
  January 31, 1997                          250,774             251          0.2460          61,436          --            61,687
  February 28, 1997                          56,621              57          0.2600          14,665          --            14,721
  March 15, 1997                             76,173              76          0.2600          19,729          --            19,805
  March 29, 1997                             15,400              15          0.2600           3,989          --             4,004
  June 2, 1997                              225,597             226          0.1492          33,441          --            33,667
  August 12, 1997                           224,269             224          0.1465          32,626          --            32,851
  October 31, 1997                          304,546             305          0.1892          57,322          --            57,626
  December 31, 1997                        (352,634)           (353)         0.2070         (72,650)         --           (73,003)
  February 28, 1998                         120,000             120          0.1872          22,340          --            22,460
 June 30, 1998                              342,820             343          0.0191           6,213          --             6,556
 December 31, 1998                           25,545              26          0.0010               0          --                26

For loan payments:
  September 14, 1995                         61,000              61          0.1000           6,039          --             6,100
  November 1, 1995                           50,000              50          0.1000           4,950          --             5,000
  December 8, 1995                           10,000              10          0.1000             990          --             1,000
  August 12, 1997                            41,600              42          0.2000           8,278          --             8,320
  August 31, 1997                            66,666              67          0.1500           9,933          --            10,000
  October 1, 1997                            57,692              58          0.2600          14,942          --            15,000
  December 30, 1997                         240,000             240          0.2504          59,856          --            60,096
  December 31, 1998                         240,564             241          0.2696          64,625          --            64,865

For restitution:
  September 14, 1995                      2,668,967           2,669          0.2500         664,573          --           667,242
  October 4, 1995                         2,180,600           2,181          0.2500         542,969          --           545,150
  November 1, 1995                          372,270             372          0.2500          92,695          --            93,068
  December 8, 1995                        7,353,248           7,353          0.2500       1,830,959          --         1,838,312
  February 23, 1996                         744,444             744          0.2500         185,367          --           186,111
  May 3, 1996                               125,929             126          0.2500          31,356          --            31,482
  June 21, 1996                             350,863             351          0.2500          87,365          --            87,716
  July 29, 1996                             310,567             311          0.2500          77,331          --            77,642
  September 11, 1996                          2,667               3          0.2500             664          --               667
  December 2, 1996                           73,480              73          0.2500          18,297          --            18,370
  January 31, 1997                            4,000               4          0.2500             996          --             1,000
  February 28, 1997                          38,000              38          0.2500           9,462          --             9,500
  June 2, 1997                               18,000              18          0.2500           4,482          --             4,500
  August 12, 1997                            11,200              11          0.2500           2,789          --             2,800
  October 31, 1997                            4,400               4          0.2500           1,096          --             1,100
  November 20, 1998                      (3,553,000)         (3,553)         0.2500        (884,697)         --          (888,250)

For dispute settlement:
  October 4, 1995                            25,000              25          0.1000           2,475          --             2,500
  November 1, 1995                           31,030              31          0.1000           3,072          --             3,103
  December 8, 1995                           50,000              50          0.1000           4,950          --             5,000

For private offering:
  September 14, 1995                         75,000              75          0.1000           7,425          --             7,500
  November 1, 1995                            5,000               5          0.2500           1,245          --             1,250
  December 8, 1995                          256,000             256          0.2500          63,744          --            64,000
  February 23, 1996                         672,923             673          0.2208         147,875          --           148,548
  May 3, 1996                               353,667             354          0.2208          77,718          --            78,072
  June 21, 1996                             606,900             607          0.2208         133,366          --           133,973
  July 29, 1996                             252,000             252          0.2201          55,206          --            55,458
  December 31, 1996                          54,350              54          0.4600          24,946          --            25,000
  March 29, 1997                            154,000             154          0.2500          38,346          --            38,500
  December 4, 1997                          640,000             640          0.2500         159,360          --           160,000
  December 31, 1997                         708,750             709          0.1422         100,041          --           100,750
  February 18, 1998                          30,000              30          0.1300           3,870          --             3,900
  June 8, 1998                               62,500              63          0.0800           4,938          --             5,000

NET LOSS                                       --              --                              --      (4,818,065)     (4,818,065)
                                        -----------     -----------                     -----------   -----------     -----------

                                         85,122,884          85,123                       4,367,807    (4,818,065)       (365,135)
                                        ===========     ===========                     ===========   ===========     ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                FROM INCEPTION
                                                                       FOR THE 3 MONTH         FEBRUARY 5, 1988
                                                                         PERIOD ENDED               THROUGH
                                                                         JUNE 30, 1999           JUNE 30, 1999

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                                       $   (21,743)               $(4,818,065)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                                     --                       61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                                     --                      468,552
RESTITUTION                                                                    --                    2,676,409
INTEREST EXPENSE                                                               --                       28,920
DISPUTE SETTLEMENTS                                                            --                       10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                                            --                      158,380
STOCK SUBSCRIPTION LOSS                                                        --                      101,006
FIRST DEVELOPMENT STAGE LOSS                                                   --                      142,733
DEPRECIATION AND AMORTIZATION                                                 1,473                     16,706
                                                                        -----------                -----------
TOTAL ADJUSTMENTS                                                             1,473                  3,664,603

ADVANCES                                                                       --                         (400)
ACCOUNTS RECEIVABLE                                                            --                         (180)
ACCOUNTS PAYABLE                                                              8,955                     63,544
ACCRUED LIABILITIES                                                           1,552                    195,387
                                                                        -----------                -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                                 $   (9,763)               $  (895,111)
                                                                        -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT                                                   --                      (35,113)
DISPOSAL FURNITURE/EQUIPMENT                                                   --                          475
INVESTMENT IN BIOMAGNETRONICS                                                  --                     (103,937)
INVESTMENT IN BIOLINK                                                          --                      (54,443)
                                                                        -----------                -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                                 $      --                  $  (193,018)
                                                                        -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                                       --                       80,000
NOTES PAYABLE - OTHER RECEIVED                                               10,000                    230,141
PAYMENT OF NOTES PAYABLE - OTHER                                               --                      (43,680)
ISSUANCE OF COMMON STOCK                                                       --                      821,952
OTHER                                                                          --                         (228)
                                                                        -----------                -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                                 $    10,000                $ 1,088,185
                                                                        -----------                -----------


NET INCREASE(DECREASE) IN CASH                                          $       237               $        56


BEGINNING CASH BALANCE                                                  $      (181)               $      --
                                                                        -----------                -----------

CASH ENDING BALANCE                                                     $        56                $        56
                                                                        ===========                ===========


SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE                                      $      --                  $     2,711
CASH PAYMENTS FOR INCOME TAXES                                                 --                         --

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                                                 --                      141,461
MANAGEMENT                                                                     --                       61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                                     --                      468,552
RESTITUTION                                                                    --                    2,676,409
INTEREST EXPENSE                                                               --                       28,920
DISPUTE SETTLEMENTS                                                            --                       10,603


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

                                       -6-


                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999


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

B.   INVESTMENT IN SUBSIDIARIES

     Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current period of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since both companies have had no operating activities and there are no plans for future operations. As of June 30, 1999, neither company has assets of any value.

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

                             See Accountants' Report
                                       -7-

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999

D.   NET INCOME (LOSS) PER SHARE

     The net income (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the period ended June 30, 1999, and the period from February 5, 1988 (inception), through June 30, 1999, was 85,122,884; and 40,638,048 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 85,122,884 shares outstanding 59,089,340 are restricted and 26,033,544 shares are unrestricted.

E.   INCOME TAXES

     At June 30, 1999, Biogan had net operating losses (NOL) carryforwards as follows:


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

3.   NOTES PAYABLE AT JUNE 30, 1999, CONSISTED OF THE FOLLOWING:

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


                             See Accountants' Report
                                       -8-

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999

Notes payable to an individual with interest at 10% per annum
from April 29, 1999. Note is unsecured and is due April 28, 2000.        10,000
                                                                        -------

Total Notes Payable -  Other                                            $45,000
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


5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:


                                                        In (000)
                                                        Common         .001/share       Paid-In       Accumulated           Total
                                                        Shares           Amount         Capital         Deficit            Equity

------------------------------------------------------------------------------------------------------------------------------------
A)  Ronney shares                                           2,250     $     2,250     $    22,750     $                 $    25,000
B)  Biogan merger                                          17,750          17,750          88,750                           106,500
C)  Stock Subscriptions                                     3,637           3,637         108,602                           112,239
D)  Expenses/Service Mgmt Grp                              43,400          43,400          17,894                            61,294
E)  Shares for Cash                                         7,380           7,380       1,464,107                         1,471,487
F)  Shares for Restitution                                 10,706          10,706       2,665,704                         2,676,410
G)  Deficit:
     2/5/88-6/26/94                                                                                       (142,733)        (142,733)
     6/27/94-06/30/99                                                                                   (4,675,332)      (4,675,332)
                                                      ------------------------------------------------------------------------------
     Totals                                                85,123     $    85,123     $ 4,367,807     $ (4,818,065)     $  (365,135)
                                                      ===========     ===========     ===========     ============      ===========





                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999


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

(2) The second development stage (June 27, 1994, through June 30, 1999) is and continues under the new management group set forth in D above.

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


                             See accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999


7.   RELATED PARTY TRANSACTIONS

     Pursuant to a board of directors meeting held in July 1995, the Company issued common stock to the following related parties in exchange for expenses incurred on behalf of the Company and for services rendered: (The schedule below has been adjusted to reflect shares issued to the Advisory Board from each of the related parties listed below - see Note 12)



               Date                                                   Market          Issue               Expense/
            Expense/Service                    Numbered of            Price           Price               Service
Name         Rendered                          shares issued          per share       per share           Amount

     Glazier Family Trust

         during 1994                              10,079,178           $.001           $.001           $   10,079
         during first quarter of 1995                245,000            .001            .003                  735
         during second quarter of 1995               148,300            .010            .010                1,483
         during third quarter of 1995                 20,830            .100            .100                2,083
         during fourth quarter of 1995                 6,692            .125            .250                1,673
         --------------------------------------------------------------------------------------------------------
                                                  10,500,000                                           $   16,053

     Ronald J. Tolman Family Trust

         during 1994                               8,982,729           $.001           $.001           $    8,983
         during first quarter of 1995                328,333            .001            .003                  985
         during second quarter of 1995               154,300            .010            .010                1,543
         during third quarter of 1995                 21,150            .100            .100                2,115
         during fourth quarter of 1995                 6,888            .125            .250                1,722
         --------------------------------------------------------------------------------------------------------
                                                   9,493,400                                           $   15,348

     Rulon L. Tolman

         during 1994                               9,386,667           $.001           $.001           $    9,387
         during first quarter of 1995                333,333            .001            .003                1,000
         during second quarter of 1995               150,000            .010            .010                1,500
         during third quarter of 1995                 20,000            .100            .100                2,000
         during fourth quarter of 1995                10,000            .125            .250                2,500
         --------------------------------------------------------------------------------------------------------
                                                   9,900,000                                           $   16,387

     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1988, until June 30, 1999, amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two year period ending December 31, 1998, of $96,600, $63,800 and $10,800 respectively.

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





                             See Accountants' Report

                             WADSWORTH & SMITH, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                  JUNE 30, 1999


9.   LEASES

     The Company conducts its operations from facilities that are leased under a noncancelable operating lease that expired on May 31, 1999. The Company is presently on a month to month lease.

     Rental expense for the six months ended June 30, 1999, amounted to $2,611. Rental expense for the period from inception February 5, 1988, through June 30, 1999, amounted to $37,287. See Note 7 for related party rental transactions.

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