Form 10QSB
period 1999-09-30
BIOGAN INTERNATIONAL INC
filed 1999-11-16
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ___, No _X_ , and (2) has been subject to such filing requirements for the past 90 days. Yes X No.____

The number of shares of common stock outstanding as of September 30, 1999, is 85,386,710.


     Transitional Small Business Disclosure Format. Yes ___, No _X_.



BIOGAN  INTERNATIONAL, INC.
10-QSB - 99 (Sept.30, 1999)                                                    1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Financial Statements of the Company for the three months ended September 30, 1999, prepared by Wadsworth & Smith, P.C., certified public accountants, without audit.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Operations for the 3rd quarter ended September 30, 1999, resulted in an operating loss of $6,341 or about $0.0001 per share. During the 3rd quarter Management of Biogan International accomplished the following:

1. R-Tec Holding, Inc. Stock Dividend: On August 19th , 1999, Biogan organized its wholly owned subsidiary R-Tec Holding, Inc, an Idaho corporation, into which Biogan transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock. On September 27, 1999, Biogan payed a stock dividend of all of its R-Tec Holding common stock to its September 15, 1999, shareholders of record, at the rate of one share of R-Tec Holding for each 20 shares of Biogan, rounded up. The stock dividend was paid to American Securities Transfer & Trust, Inc., the Transfer Agent, in escrow until such time as an Information Statement is sent to each of the shareholders receiving such R-Tec Holding dividend stock, and the Form 10SB to be filed with the SEC by R-Tec Holding, Inc. is effective. Management of R-Tec Holding is presently preparing an Information Statement to be mailed to the shareholders receiving R-Tec Holding stock and Form 10SB for filing with the Securities and Exchange Commission.

     The spin-off of R-Tec Holding, Inc. preserved for Biogan shareholders of the record date (September 15, 1999) their proportionate interest in the IntorCorp Motor project, with their shares in R-Tec Holding, Inc., and cleared the financial records of Biogan International, Inc. for its negotiations with Tiara Bay described in item 3 of this report.

2. R-Tec Holding, Inc. Recapitalization Agreement with R-Tec Corporation: On October 11, 1999, R-Tec Holding, Inc. entered into a definitive agreement with R-Tec Corporation and its shareholders under the terms of which (i) the shareholders of R-Tec Corporation would transfer 80% of the common stock of R-Tec Corporation to R-Tec Holding in exchange for 4,266,797 shares of common stock (50% ownership) of R-Tec Holding; and (ii) R- Tec Holding would contribute its common stock of IntorCorp to R-Tec Corporation. The closing of the transaction was made on November 3, 1999. R-Tec Corporation is an engineering company with sales for the nine months ending September 30, 1999, of $1,021,393, and a net profit before tax of $82,731(unaudited), and a balance sheet equity of $218,500 (unaudited). In addition to the customary conditions, the primary contingency for closing the transaction was the ability of R-Tec Holding, Inc. to raise approximately $450,000 working capital to finance expansion of R-Tec Corporation's business. Under the terms of the agreement, the insider shareholders of R-Tec Holding descended from Biogan will agree to enter into a voting

BIOGAN  INTERNATIONAL, INC.
10-QSB - 99 (Sept.30, 1999)                                                    2
agreement to enable the shareholders descendent from R-Tec Corporation to nominate a majority of the directors of R-Tec Holding for a period of five years from the date of closing.

R-Tec Corporation personnel have previously assisted in the development of the IntorCorp Motor, and a major incentive of the reorganization is the continued development by R-Tec Corporation of the IntorCorp Motor project.

The parties intend to comply with registration and reporting requirements under the Exchange Act, in order that the distribution of R-Tec Holding, Inc. shares to Biogan shareholders will be in compliance with the Exchange Act and with the NASD so that when such registration is effective, the stock of R-Tec Holding Inc. may be publicly traded.

3. Biogan and Tiara Bay Agreement: On September 9, 1999, Biogan entered into an Agreement and Plan of Reorganization with Tiaro Bay Resources, Inc., a Canadian corporation, under the terms of which Biogan agrees to (i) change its name to HMZ, Metals, Inc., (ii) effect a 1 for 12 reverse stock split, and (iii) issue 33,300,000 shares of stock (approximately 82% of Biogan stock post reverse split) to shareholders residing in foreign countries, to acquire 100% of Hechi Industrial Company Ltd. of Guangxi, a mining and refining company incorporated under the laws of the Peoples Republic of China. As part of the agreement Tiaro Bay agrees to provide funds for the payment of identified liabilities of Biogan, and to date has made a $ 23,000 advance payment therefore. By amendment the closing of the transaction is presently scheduled for November 30, 1999. Under the terms of the agreement Tiaro Bay may by 30 days written notice terminate the agreement.

     Hechi Industrial Company Ltd. had as of June 30, 1998, (audited statements) in excess of 51 Million in assets, and a shareholders equity of in excess of 31 Million, and revenues for the 6 months ended June 30, 1998, in excess of 28 Million and a net profit in excess of 2 Million. Tiaro Bay is providing management in mining and refining expertise, and is currently arranging 11.3 Million of capital for modernizing the refining equipment and operation which is expected to increase production and profits. Products from the mining company include blister copper, copper cathodes, silver, gold, and concentrates of zinc, tin, lead, titanium, rare earth, antimony, coal and sulfuric acid.

     As of the date of filing this report the parties to the Plan of Reorganization are preparing to close the transaction as scheduled on November 30, 1999, and at that time funding or other assets will be available to retire the current liabilities of Biogan.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

     (a)  None

     (b)  None

     (c)  None

BIOGAN  INTERNATIONAL, INC.
10-QSB - 99 (Sept.30, 1999)                                                    3

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Matters.

Item 6. Exhibits.

     (a)  No exhibits

     (b) (i) The Company filed a Form 8-K on August 18, 1999, in connection with its letter of intent with R-Tec Corporation to complete the transaction described in paragraph 2 of Item 2 of this 10QSB report for September 30, 1999.

     (ii) The Company filed a Form 8-K on October 27, 1999, in connection with
(A) the formation and spin off of R-Tec Holding, Inc., as described in paragraph 1 of Item 2 of this 10QSB report for September 30, 1999, (B) the definitive Agreement for Recapitalization with R-Tec Corporation as described in paragraph 2 of this 10QSB report, and (C) the Agreement and Plan of Reorganization with Tiaro Bay Resources, Inc., involving the acquisition of Hechi Industrial Company Ltd. of Guangxi as described in paragraph 3 of Item 2 of this 10QSB report.


                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BIOGAN INTERNATIONAL, INC.
                                     (Registrant)


Date: November 10, 1999.                By /s/ Ronald J. Tolman
                                        ---------------------------------------
                                        Ronald J. Tolman, Acting Vice-President


Date: November 10, 1999                 By /s/Rulon L. Tolman
                                        ---------------------------------------
                                        Rulon L. Tolman, Vice-President


BIOGAN  INTERNATIONAL, INC.
10-QSB - 99 (Sept.30, 1999)                                                    4

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT - STAGE COMPANY)

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                               SEPTEMBER 30, 1999


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

[LETTERHEAD OF WADSWORTH & SMITH, P.C.
--------------------------------------------------------------------------------

To the Board of Directors
Biogan International, Inc.
Boise, ID


Board of Directors:

We have compiled the accompanying balance sheet of Biogan International, Inc. (a development-stage company) as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the three month period ended September 30, 1999, and the period from February 5, 1988 (inception), through September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not independent with respect to Biogan International, Inc.



/s/ Wadsworth & Smith, P.C.

Wadsworth & Smith, P.C.
November 10, 1999

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                            As of SEPTEMBER 30, 1999




ASSETS
CASH                                                                $     5,405
PAYROLL ADVANCE                                                             400
                                                                    -----------
TOTAL CURRENT ASSETS                                                $     5,805

FURNITURE/EQUIPMENT                                                      34,716
ACCUMULATED DEPRECIATION                                                (18,028)
                                                                    -----------

TOTAL FIXED ASSETS                                                  $    16,688

INVESTMENT IN SUBSIDIARIES                                                 --


TOTAL ASSETS                                                        $    22,493
                                                                    ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                    $    75,835
NOTES PAYABLE - STOCKHOLDERS                                            120,000
NOTES PAYABLE - OTHER                                                    20,000
ACCRUED SALARIES - OFFICERS                                             171,219
ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $27,361)             28,162
                                                                    -----------

TOTAL CURRENT LIABILITIES                                           $   415,216

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 85,386,710 ISSUED                                 85,387
ADDITIONAL PAID IN CAPITAL                                            4,346,475
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (4,824,585)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             $  (392,723)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    22,493
                                                                    ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                FROM INCEPTION
                                FOR THE THREE MONTH PERIOD     FEBRUARY 5, 1988
                                          ENDED                     THROUGH
                                    SEPTEMBER 30, 1999        SEPTEMBER 30, 1999

SALES
REVENUE - FEES                          $      --                $     7,150
RENTAL INCOME                                  --                      1,470
                                        -----------              -----------

TOTAL SALES                                    --                      8,620

EXPENSES
WAGES                                   $      --                $   503,889
STOCK SUBSCRIPTION LOSS                        --                    101,006
DEPRECIATION EXPENSE                          1,472                   18,177
INTEREST EXPENSE                              3,994                   48,290
INCENTIVE BONUS                                --                    149,364
LEGAL & ACCOUNTING FEES                      52,710                  341,311
RENT                                           --                     37,287
START UP COSTS                                 --                    127,441
RESEARCH AND DEVELOPMENT                        (22)                 343,681
SUBSIDIARIES LOSSES                            --                    158,380
OTHER OPERATING EXPENSES (NOTE 12)          (52,025)                 328,179
                                        -----------              -----------

TOTAL EXPENSES                          $     6,129              $ 2,157,005
                                        -----------              -----------

NET OPERATING INCOME (LOSS)                  (6,129)              (2,148,385)

STOCK RESTITUTION EXPENSE (NOTE 5F)            --                 (2,676,409)
INTEREST INCOME                                --                      5,463
OTHER INCOME                                   --                        238
MISCELLANEOUS EXPENSE                          (212)                  (5,492)
                                        -----------              -----------

TOTAL OTHER                             $      (212)             $(2,676,200)
                                        -----------              -----------

NET INCOME (LOSS)                       $    (6,341)             $(4,824,585)
                                        ===========              ===========


PRIMARY INCOME (LOSS) PER SHARE         ($   0.0001)             ($   0.1158)
                                        ===========              ===========




                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                           THROUGH SEPTEMBER 30, 1999


                                                                                                       DEFICIENCY
                                                                                                       ACCUMULATED
                  COMMON STOCK                                            AMOUNT       ADDITIONAL      DURING THE      STOCKHOLDERS'
---------------------------------------------------------------            PER          PAID-IN        DEVELOPMENT        EQUITY
ISSUED:                                SHARES            AMOUNT           SHARE         CAPITAL          STAGE          (DEFICIENCY)
---------------------------------------------------------------           ------      -----------      -----------      -----------
July 27, 1988                        2,250,000            2,250           0.0111           22,750               --           25,000
January 25, 1989                    17,750,000           17,750           0.0060           88,750               --          106,500
January 29, 1989                     3,637,347            3,637           0.0309          108,602               --          112,239

To management:
  September 14, 1995                41,955,173           41,955           0.0010               --               --           41,955
  September 14, 1995                   906,667              907           0.0030            1,813               --            2,720
  September 14, 1995                   452,600              453           0.0100            4,073               --            4,526
  October 4, 1995                       61,980               62           0.1000            6,136               --            6,198
  December 8, 1995                      23,580               24           0.2500            5,871               --            5,895

For professional services:
  September 14, 1995                   120,000              120           0.0100            1,080               --            1,200
  October 4, 1995                      100,000              100           0.0100              900               --            1,000
  December 8, 1995                     100,000              100           0.0100              900               --            1,000
  February 23, 1996                    115,222              115           0.2149           24,643               --           24,759
  July 29, 1996                        493,034              493           0.2149          105,448               --          105,941
  December 2, 1996                     417,893              418           0.3691          153,835               --          154,253
  January 31, 1997                     250,774              251           0.2460           61,436               --           61,687
  February 28, 1997                     56,621               57           0.2600           14,665               --           14,721
  March 15, 1997                        76,173               76           0.2600           19,729               --           19,805
  March 29, 1997                        15,400               15           0.2600            3,989               --            4,004
  June 2, 1997                         225,597              226           0.1492           33,441               --           33,667
  August 12, 1997                      224,269              224           0.1465           32,626               --           32,851
  October 31, 1997                     304,546              305           0.1892           57,322               --           57,626
  December 31, 1997                   (352,634)            (353)          0.2070          (72,650)              --          (73,003)
  February 28, 1998                    120,000              120           0.1872           22,340               --           22,460
  June 30, 1998                        342,820              343           0.0191            6,213               --            6,556
  December 31, 1998                     25,545               26           0.0010                0               --               26
  July 1, 1999                         235,350              235           0.0340            7,778               --            8,013
  July 31, 1999                       (150,000)            (150)          0.3838          (57,420)              --          (57,570)
  August 20, 1999                      178,476              178           0.0476            8,311               --            8,489
  September 20, 1999                        --               --               --           20,000               --           20,000

For loan payments:
  September 14, 1995                    61,000               61           0.1000            6,039               --            6,100
  November 1, 1995                      50,000               50           0.1000            4,950               --            5,000
  December 8, 1995                      10,000               10           0.1000              990               --            1,000
  August 12, 1997                       41,600               42           0.2000            8,278               --            8,320
  August 31, 1997                       66,666               67           0.1500            9,933               --           10,000
  October 1, 1997                       57,692               58           0.2600           14,942               --           15,000
  December 30, 1997                    240,000              240           0.2504           59,856               --           60,096
  December 31, 1998                    240,564              241           0.2696           64,625               --           64,865

For restitution:
  September 14, 1995                 2,668,967            2,669           0.2500          664,573               --          667,242
  October 4, 1995                    2,180,600            2,181           0.2500          542,969               --          545,150
  November 1, 1995                     372,270              372           0.2500           92,695               --           93,068
  December 8, 1995                   7,353,248            7,353           0.2500        1,830,959               --        1,838,312
  February 23, 1996                    744,444              744           0.2500          185,367               --          186,111
  May 3, 1996                          125,929              126           0.2500           31,356               --           31,482
  June 21, 1996                        350,863              351           0.2500           87,365               --           87,716
  July 29, 1996                        310,567              311           0.2500           77,331               --           77,642
  September 11, 1996                     2,667                3           0.2500              664               --              667
  December 2, 1996                      73,480               73           0.2500           18,297               --           18,370
  January 31, 1997                       4,000                4           0.2500              996               --            1,000
  February 28, 1997                     38,000               38           0.2500            9,462               --            9,500
  June 2, 1997                          18,000               18           0.2500            4,482               --            4,500
  August 12, 1997                       11,200               11           0.2500            2,789               --            2,800
  October 31, 1997                       4,400                4           0.2500            1,096               --            1,100
  November 20, 1998                 (3,553,000)          (3,553)          0.2500         (884,697)              --         (888,250)

For dispute settlement:
  October 4, 1995                       25,000               25           0.1000            2,475               --            2,500
  November 1, 1995                      31,030               31           0.1000            3,072               --            3,103
  December 8, 1995                      50,000               50           0.1000            4,950               --            5,000

For private offering:
  September 14, 1995                    75,000               75           0.1000            7,425               --            7,500
  November 1, 1995                       5,000                5           0.2500            1,245               --            1,250
  December 8, 1995                     256,000              256           0.2500           63,744               --           64,000
  February 23, 1996                    672,923              673           0.2208          147,875               --          148,548
  May 3, 1996                          353,667              354           0.2208           77,718               --           78,072
  June 21, 1996                        606,900              607           0.2208          133,366               --          133,973
  July 29, 1996                        252,000              252           0.2201           55,206               --           55,458
  December 31, 1996                     54,350               54           0.4600           24,946               --           25,000
  March 29, 1997                       154,000              154           0.2500           38,346               --           38,500
  December 4, 1997                     640,000              640           0.2500          159,360               --          160,000
  December 31, 1997                    708,750              709           0.1422          100,041               --          100,750
  February 18, 1998                     30,000               30           0.1300            3,870               --            3,900
  June 8, 1998                          62,500               63           0.0800            4,938               --            5,000

NET LOSS                                    --               --                                --       (4,824,585)      (4,824,585)
                                   -----------      -----------                       -----------      -----------      -----------

                                    85,386,710           85,387                         4,346,475       (4,824,585)        (392,723)
                                   ===========      ===========                       ===========      ===========      ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                      FROM INCEPTION
                                                        FOR THE THREE MONTH PERIOD    FEBRUARY 5, 1988
                                                                   ENDED                  THROUGH
                                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                               $    (6,341)             $(4,824,585)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                               --                   61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                          (41,067)                 427,485
RESTITUTION                                                              --                2,676,409
INTEREST EXPENSE                                                         --                   28,920
DISPUTE SETTLEMENTS                                                      --                   10,603

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                                      --                  158,380
STOCK SUBSCRIPTION LOSS                                                  --                  101,006
FIRST DEVELOPMENT STAGE LOSS                                             --                  142,733
DEPRECIATION AND AMORTIZATION                                         1,472                   18,177
                                                                -----------              -----------
TOTAL ADJUSTMENTS                                                   (39,595)               3,625,007

ADVANCES                                                                 --                     (400)
ACCOUNTS RECEIVABLE                                                      --                       --
ACCOUNTS PAYABLE                                                     12,291                   75,835
ACCRUED LIABILITIES                                                   3,994                  199,381
                                                                -----------              -----------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                          $              $   (29,651)             $  (924,762)
                                                                -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT                                             --                  (35,113)
DISPOSAL FURNITURE/EQUIPMENT                                             --                      475
INVESTMENT IN BIOMAGNETRONICS                                            --                 (103,937)
INVESTMENT IN BIOLINK                                                    --                  (54,443)
                                                                -----------              -----------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                          $              $        --              $  (193,018)
                                                                -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER                                             10,000                   90,000
NOTES PAYABLE - OTHER RECEIVED                                       15,000                  245,141
PAYMENT OF NOTES PAYABLE - OTHER                                    (10,000)                 (53,680)
ISSUANCE OF COMMON STOCK                                             20,000                  841,952
OTHER                                                                    --                     (228)
                                                                -----------              -----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                          $              $    35,000              $ 1,123,185
                                                                -----------              -----------


NET INCREASE(DECREASE) IN CASH                   $              $     5,349              $     5,405


BEGINNING CASH BALANCE                           $              $        56              $        --
                                                                -----------              -----------

CASH ENDING BALANCE                              $              $     5,405              $     5,405
                                                                ===========              ===========


SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE               $              $        --              $     2,711
CASH PAYMENTS FOR INCOME TAXES                                           --                       --

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                                           --                  141,461
MANAGEMENT                                                               --                   61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT                          (41,067)                 427,485
RESTITUTION                                                              --                2,676,409
INTEREST EXPENSE                                                         --                   28,920
DISPUTE SETTLEMENTS                                                      --                   10,603


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.   BUSINESS AND ABILITY TO CONTINUE IN EXISTENCE

     Biogan International, Inc. (Biogan), is a development-stage company. See
     Note 5 "Stockholders' Equity" for a history of Biogan's securities issuance and accumulated deficit. Management accomplished the following during the three month period ending September 30, 1999:

     A. R-Tec Holding, Inc. Stock Dividend: On August 19th, 1999, Biogan organized its wholly owned subsidiary R-Tec Holding, Inc., an Idaho corporation, into which Biogan transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock. On September 27, 1999, Biogan paid a stock dividend of all of its R-Tec Holding, Inc. common stock to its September 15, 1999, shareholders of record, at the rate of one share of R-Tec Holding, Inc. for each 20 shares of Biogan, rounded up. The stock dividend was paid to American Securities Transfer & Trust, Inc., the Transfer Agent, in escrow until such time as an Information Statement is sent to each of the shareholders receiving such R-Tec Holding, Inc. dividend stock, and the Form 10SB to be filed with the SEC by R-Tec Holding, Inc. is effective. Management of R-Tec Holding, Inc. is presently preparing an Information Statement to be mailed to the shareholders receiving R-Tec Holding, Inc. stock and Form 10SB for filing with the Securities and Exchange Commission.

          The spin-off of R-Tec Holding, Inc. preserved for Biogan shareholders of the record date (September 15, 1999) their proportionate interest in the IntorCorp Motor project, with their shares in R-Tec Holding, Inc., and cleared the financial records of Biogan International, Inc. for its negotiations with Tiaro Bay described in item 3 of this report.

     B.   R-Tec Holding, Inc. Recapitalization Agreement with R-Tec Corporation:
          On October 11, 1999, R-Tec Holding, Inc. entered into a definitive agreement with R-Tec Corporation and its shareholders under the terms of which (i) the shareholders of R-Tec Corporation would transfer 80% of the common stock of R-Tec Corporation to R-Tec Holding, Inc. in exchange for 4,266,797 shares of common stock (50% ownership) of R-Tec Holding, Inc.; and (ii) R-Tec Holding, Inc. would contribute its common stock of IntorCorp to R-Tec Corporation. The closing of the transaction was made on November 3, 1999. R-Tec Corporation is an engineering company with sales for the nine months ending September 30, 1999, of $1,021,393, and a net profit before tax of $82,731 (unaudited), and a balance sheet equity of $218,500 (unaudited). In addition to the customary conditions, the primary contingency for closing the transaction was the ability of R-Tec Holding, Inc. to raise approximately $450,000 working capital to finance expansion of R-Tec Corporation's business. Under the terms of the agreement, the insider shareholders of R-Tec Holding, Inc. descended from Biogan will agree to enter into a voting agreement to enable the shareholders descendent from R-Tec Corporation to nominate a majority of the directors of R-Tec Holding, Inc. for a period of five years from the date of closing.




                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                         (A DEVELOPMENT- STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999


          R-Tec Corporation personnel have previously assisted in the development of the IntorCorp Motor, and a major incentive of the reorganization is the continued development by R-Tec Corporation of the IntorCorp Motor project.

          The parties intend to comply with registration and reporting requirements under the Exchange Act, in order that the distribution of R-Tec Holding, Inc. shares to Biogan shareholders will be in compliance with the Exchange Act and with the NASD so that when such registration is effective, the stock of R-Tec Holding, Inc. may be publicly traded.


     C. Biogan and Tiaro Bay Agreement: On September 9, 1999, Biogan entered into an Agreement and Plan of Reorganization with Tiaro Bay Resources, Inc., a Canadian corporation, under the terms of which Biogan agrees to (i) change its name to HMZ, Metals, Inc., (ii) effect a 1 for 12 reverse stock split, and (iii) issue 33,300,000 shares of stock (approximately 82% of Biogan stock post reverse split) to shareholders residing in foreign countries, to acquire 100% of Hechi Industrial Company Ltd. of Guangxi, a mining and refining company incorporated under the laws of the Peoples Republic of China. As part of the agreement Tiaro Bay agrees to provide funds for the payment of identified liabilities of Biogan, and to date has made a $23,000 advance payment of which $20,000 was paid by September 30, 1999. Therefore, by amendment, the closing of the transaction is presently scheduled for November 30, 1999. Under the terms of the agreement Tiaro Bay may by 30 days written notice terminate the agreement.

          Hechi Industrial Company Ltd. had as of June 30, 1998, (audited statements) in excess of 51 Million in assets, and a shareholders equity of in excess of 31 Million, and revenues for the 6 months ended June 30, 1998, in excess of 28 Million and a net profit in excess of 2 Million. Tiaro Bay is providing management in mining and refining expertise, and is currently arranging 11.3 Million of capital for modernizing the refining equipment and operation which is expected to increase production and profits. Products from the mining company include blister copper, copper cathodes, silver, gold, and concentrates of zinc, tin, lead, titanium, rare earth, antimony, coal, and sulfuric acid.

          As of the date of filing this report the parties to the Plan of Reorganization are preparing to close the transaction as scheduled on November 30, 1999, and at that time funding of other assets will be available to retire the current liabilities of Biogan.

     Management presently does not have any plans for the purchase or acquisition of any significant plant or other equipment. Since Biogan may be unsuccessful in completing the transaction with Tiaro Bay, it is uncertain whether the Company will be capable of continuing in existence.



                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   PRESENTATION

          The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-stage Enterprises". A develop- ment stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. Biogan has had two stages of development (Note 5G).


     B.   INVESTMENT IN SUBSIDIARIES

          Biogan owns 50% of the voting stock of BioMagnetronics, Inc. and Biolink , Inc. Biomagnetronics, Inc. and Biolink, Inc. were both development-stage enterprises and neither company had any operating activities during the current period of operations. The investments were accounted for by the equity method whereby the purchase of stock shares was recorded at cost and increased and decreased by 50% of any profits or losses respectively. Biogan invested $103,937 in Biomagnetronics, Inc. and $54,443 in Biolink, Inc. The carrying amount of the investments have been reduced to $0 for each company since both companies have had no operating activities and there are no plans for future operations. As of September 30, 1999, neither company has assets of any value.


     C.   STOCK VALUATION

          Stock issued for non cash consideration has been valued at market value or above from $.001 to $.25 per share (see Statement of Stockholders' Equity "To Management" Note 5D). Stock issued for restitution (Note 5F) is valued at $.25 per share.

     D.   NET INCOME (LOSS) PER SHARE

          The net income (loss) per share has been calculated using the weighted average number of shares of common stock outstanding during the development stage period. The weighted average number of shares of common stock outstanding for the period ended September 30, 1999, and the period from February 5, 1988 (inception), through September 30, 1999, was 85,194,622, and 41,645,444 respectively. Stock options have not been considered in the calculation of loss per share because they are antidilutive. Of the 85,386,710 shares outstanding 59,353,166 are restricted and 26,033,544 shares are unrestricted.

                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999



     E.   INCOME TAXES

          At September 30, 1999, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:

               YEAR        NOL       YEAR EXPIRES    TAX CREDITS   YEAR EXPIRES
               1995     2,887,130        2010
               1996     1,122,539        2011          12,197          2011
               1997       736,051        2012           9,665          2012
                       ----------                     -------
                       $4,745,720                     $21,862


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

3.   NOTES PAYABLE AT SEPTEMBER 30, 1999, CONSISTED OF THE FOLLOWING:

     Notes Payable - Other:

     Notes payable to an individual with interest at
     10% per annum from September 7, 1999. Note is
     unsecured and is payable on demand.                                  5,000

     Notes payable to an individual with interest at
     10% per annum from July 1, 1998. Note is unsecured
     and is payable on demand.                                            5,000

     Notes payable to an individual with interest at 8%
     per annum from July 26, 1999. Note is unsecured
     and is due April 28, 2000.                                          10,000
                                                                       --------
     Total Notes Payable -
         Other                                                         $ 20,000
                                                                       ========

     Notes Payable - Stockholder:

     Notes payable to Ronald J. Tolman with interest at
     10% per annum from November 13, 1996. Note is
     unsecured and is payable on demand. Payments are
     applied first to any unpaid interest.                               40,000

                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999


          Notes payable to Ronald J. Tolman with interest at
          10% per annum from August 18, 1998. Note is
          unsecured and is payable on demand.                            15,000

          Notes payable to Ronald J. Tolman with interest at
          12% per annum from September 29, 1998. Note is
          unsecured and is payable on demand.                            15,000

          Notes payable to Rulon L. Tolman with interest at
          10% per annum from November 13, 1996. Note is
          unsecured and is payable on demand. Payments are
          applied first to any unpaid interest.                          40,000

          Notes payable to Rulon L. Tolman with interest at
          10% per annum from April 29, 1999. Note is
          unsecured and is payable on demand. Payments are
          applied first to any unpaid interest.                          10,000
                                                                       --------

          Total Notes Payable -
              Stockholder                                              $120,000
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


5.   STOCKHOLDERS' EQUITY (Deficit)

     Following is a table of Biogan International Inc.'s stock and equity transactions:

                                     In (000)
                                     Common         .001/share       Paid-In      Accumulated        Total
                                     Shares            Amount        Capital        Deficit          Equity
-------------------------------------------------------------------------------------------------------------
A)     Ronney shares                 $    2,250     $    2,250     $   22,750     $               $    25,000
B)     Biogan merger                     17,750         17,750         88,750                         106,500
C)     Stock Subscriptions                3,637          3,637        108,602                         112,239
D)     Expenses/Service Mgmt Grp         46,299         46,299        462,480                         508,779
E)     Shares for Cash                    4,639          4,639        987,693                         992,332
F)     Shares for Restitution            10,812         10,812      2,676,200                       2,687,012
G)     Deficit:
       2/5/88 - 6/26/94                                                              (142,733)       (142,733)
       6/27/94 - 09/30/99                                                          (4,681,852)     (4,681,852)
                                     ------------------------------------------------------------------------
                                     $   85,387     $   85,387     $ 4,346,47     $(4,824,585)     $ (392,723)
                                     ==========     ==========     ==========     ===========      ==========


                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999


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

F. From 1990 through May 1994 Biogan International, Inc. was under the control of prior management and affiliates. Effective December 31, 1996, the Company completed its review stock transactions and has issued 14,364,665 shares of common stock as restitution to investors who substantiated their claims of purchasing stock from the Company but had not received stock certificates. In addition, the Company has obtained a court judgment canceling 15,150,000 shares of common stock issued in "C" above, and 4,117,653 shares issued to Tower Enterprises International, Inc. in "B" above. The company recovered 3,553,000 shares relating to the above court order on November 20, 1998. This transaction results in a net total of 10,811,665 shares for restitution being issued.

G.   Biogan International has effectively had two development stages:

     (1) From February 5, 1988, through June 27, 1994. During this period the company was dormant for approximately four years.

     (2)  The second development stage (June 27, 1994, through September 30,
          1999) is and continues under the new management group set forth in D above.

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
                      Rendered                                     per share         per share             Amount

     Glazier Family Trust
     --------------------
          during 1994                          $10,079,178           $.001             $.001               $10,079
          during first quarter of 1995             245,000            .001              .003                   735
          during second quarter of 1995            148,300            .010              .010                 1,483
          during third quarter of 1995              20,830            .100              .100                 2,083
          during fourth quarter of 1995              6,692            .125              .250                 1,673
          --------------------------------------------------------------------------------------------------------
                                               $10,500,000                                                 $16,053


                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999


     Name               Date                   Numbered of          Market            Issue               Expense/
                   Expense/Service            shares issued         Price             Price               Service
                      Rendered                                     per share         per share             Amount
     Ronald J. Tolman Family Trust
     -----------------------------
          during 1994                            8,982,729           $.001             $.001               $ 8,983
          during first quarter of 1995             328,333            .001              .003                   985
          during second quarter of 1995            154,300            .010              .010                 1,543
          during third quarter of 1995              21,150            .100              .100                 2,115
          during fourth quarter of 1995              6,888            .125              .250                 1,722
          --------------------------------------------------------------------------------------------------------
                                                 9,493,400                                                 $15,348

     Rulon L. Tolman
     ---------------
          during 1994                            9,386,667           $.001             $.001                $9,387
          during first quarter of 1995             333,333            .001              .003                 1,000
          during second quarter of 1995            150,000            .010              .010                 1,500
          during third quarter of 1995              20,000            .100              .100                 2,000
          during fourth quarter of 1995             10,000            .125              .250                 2,500
          --------------------------------------------------------------------------------------------------------
                                                 9,900,000                                                 $16,387


     Biogan sub-leased office space (month to month) from a company owned by Ronald J. Tolman until December 31, 1996. Total rental expense for the period from inception February 5, 1988, until September 30, 1999, amounted to $10,233. See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two-year period ending December 31, 1998, of $96,600, $63,800 and $10,800 respectively.

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

     Rental expense for the three months ended September 30, 1999, amounted to $611. Rental expense for the period from inception February 5, 1988, through September 30, 1999, amounted to $37,287. See Note 7 for related party rental transactions.

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



                             See Accountants' Report

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - Continued
                               SEPTEMBER 30, 1999


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

     The Company is currently formulating contingency plans in the event of a Year 2000 failure. The Company expects that a contingency plan will be in place by December 31, 1999.

12.  OTHER OPERATING EXPENSES

     150,000 shares of common stock were canceled, that resulted in a credit to other operating expenses of $57,570.


                             See Accountants' Report