Form 10KSB
period 1999-12-31
BIOGAN INTERNATIONAL INC
filed 2000-03-30
CIK 837179

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 1O-KSB
                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended December 31, 1999.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from _______ to ________

                        Commission file number: 33-23489

                           BIOGAN INTERNATIONAL, INC.

                 (Exact name of business issuer in its charter)

      DELAWARE                                     58-1832055
State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                   Identification No.


7213 Potomac Drive, Boise, Idaho                      83704
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (208)-376-8500  Fax: (208) 376-4663

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered

-------------------------             -----------------------------------------

-------------------------             -----------------------------------------

             Securities registered under 12(g) of the Exchange Act:

                          Common Stock $.001 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports Yes [X], No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 1O-KSB. [X]

State issuer's revenues for its most recent fiscal year. -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of November 16, 1999 the aggregate market value is $12,919,100.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date March 29, 2000: 85,386,710 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated; (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus field pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format. Yes [ ], No [X].

Item 1. Description of Business

(a)      Business Development

     Biogan International, Inc. fka Biogan Medical International, Inc., a Delaware corporation (the "Company") was incorporated on February 5, 1988. During the last three years the Company has not been involved in any bankruptcy, receivership or similar proceedings.

On January 27, 2000 The Company entered into a cooperative joint venture contract ("CJV") with Hechi Industrial Co, Ltd whereby ("Hechi") Hechi will transfer all its assets in the CJV and the company will contribute $2 million in cash and $ 500,000 in intellectual property and expertise. The Registered capital (in China) of the CJV is $10M, the Company having a 25% interest of the registered capital. The company will be entitled to 95% of the profits of the CJV. The company will issue 31, 300 preferred shares in consideration of the transfer by Hechi of all its assets in the CJV. Each preferred share can be converted to 12,000 common shares, the Company has agreed to reverse split its stock in a ratio of 12 old shares for 1 new share. It will also change its name to HMZ Metals Inc.

The CJV is involved in refining and mining of non-ferrous metals in Guangxi province, China. The CJV operates a copper smelter to produce cooper cathodes. The CJV has a 100% interest in a lead-zinc mine and is the operator. Is also holds a 9% interest in a large lead-zinc-tin-antimony mine. The trading company buys sulphide ore and concentrates which are sold to concentrators and smelters within China. The CSV also provides transportation and docking facilities for various ore and concentrates, including coal.

The Company has issued a $2M secured convertible debenture to CALP II, an investment fund, in order to fulfill its commitment to the CJV.

The Board of Directors of Biogan International has agreed to a two-fold development program through its cooperative joint venture.

On the First part, the company would like to modernize the production equipment of the CJV and increase their production in order to achieve this first fold. The company will raise funds on the financial markets through debt instruments or stock issuance. The company will also look for highly skilled individuals with mining refining background along with individual with financial expertise.

On the second part, the company intends to take advantage of the numerous opportunities in the non-ferrous metals industry in China. Acquisition of new smelters and ore bodies is made possible because of the lack of capital of the actual owners. Through its fund raising capabilities in the western financial markets, the Company is most likely to acquired majority interest in non-ferrous production facilities in China at a very favorable cost.

The execution and success of this development program is largely contingent on the ability of the Company to raise funds on the financial markets.


Forward-Looking Statements

         This Form 10-SB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factor and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation" and "Description of Business", regarding the Company's financial position, business strategy, and plans objectives of management of the Company for future operations, are forward-looking statements

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market condition and the ability to successfully complete financing.


(b)      Reports to Security Holders

The public may read and copy any materials the Company files with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 3.  Legal Proceedings.

         There is no pending litigation involving the Registrant, and to the best knowledge of management there is no threatened litigation, the unfavorable resolution of which would have material adverse effect on the business, the financial position or results of operations of Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5. Market for Common Equity and Related Stockholders Matters.

(a)      Market Information

The Company's common stock is traded on the National Association of Securities Dealers Electronic Bulletin Board under the symbol BIGM.

Following are the high and low sales prices for each quarter:


Quarter  Ended                    High                     Low
------------------             --------                 --------

March 31, 1998                 $ 0.1400                 $ 0.0880

June 30, 1998                    0.0985                   0.0615

September 30, 1998               0.0625                   0.0365

December 31, 1998                0.0465                   0.0205

March 31, 1999                   0.0450                   0.0200

June 30, 1999                    0.0700                   0.0210

September 30, 1999               0.3300                   0.1300

December 31, 1999                0.8500                   0.2100


(b) As of March 27, 2000 there were approximately 762 holders of record of the Company's common stock.

(c)  Dividends

     The Company has never declared any cash dividends.

(d)  Recent Sales of Unregistered Securities

     On February 28, 1998 the Company issued to professionals for services rendered 120,000 shares of its common stock. The services had a fair market value of $16,464.

     On June 8, 1998 the Company issued to professionals for services rendered 105,320 shares of its common stock. The services had a fair market value of $20,116.

     On June 10, 1999 the Company issued 235,080 common shares to Wadsworth and Smith CPAS for non-audit related accounting services. On August 21, 1999 the Company issued 78,746 common shares to Robert Montgomery, Company
Secretary/Treasurer for legal services. On

August 21, 1999 the Company issued 100,000 common shares to Wadsworth and Smith CPAs for non-audit related accounting services. The total fair market value of the above services, relating to the June 10, 1999 and August 21, 1999 stock for services issuances was approximately $16,502.

     All of the forgoing issuances were without an underwriter. Each of the purchasers was in a position to insist upon the issuer providing him with information more extensive than that contained in a registration statements. Each of the purchasers had access to all material information regarding the Company prior to the offer or sale. These offers and sales of common stock are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof; and by available state exemptions, from similar applicable states securities laws exempting from registration the offer and sale of such common stock.

Item 6.  Plan of Operation.

     The Company had no significant revenues in the two year period ended December 31, 1999. "The company ceased to be a development stage Company as of September 29, 1999 when it distributed its shares of IntorCorp, Inc. stock and intellectual property. The Company's recurring losses from prior years' development stage activities raise substantial doubt about its ability to continue as a going concern."

     The net income for the year ended December 31, 1998 resulted from the recovery of 3,553,000 shares of common stock. No cash inflows were involved. The recovery of the shares was recognized as a reduction in shares for restitution, which was reported in prior financial statements under stock restitution expense, and was reported as stock recovery income in the December 31, 1998 statement of operations. This was a wholly non-cash accounting transaction. The Company would have had a net loss of $305,695 for 1998 without the effect of this transaction. For the year ended December 31, 1999 the Company had a net loss of $130,563.

     For the period April 1, 2000 to March 31, 2001 the Company can satisfy its cash requirements as follows: approximately $1.8 million in cash was raised through a Convertible Debentures Placement in late March, 2000; the business combination with the Chinese mining entity Hechi; Industrial Co. LTD. Is expected to generate positive cash, although there can be no assurance of this; and the Company's management will seek to raise additional debt or equity offering, although there can be no assurance management will be successful in this endeavor.

     During the period April 1, 2000 to March 31, 2001 there is expected to be a significant increase in the number of employees, from approximately ten presently to approximately one hundred.

Item 7.  Financial Statements.

     Included herewith are the audited Financial Statements of Registrant for the year ended December 31, 1999.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

     Note.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

Following are the Company's Directors and Executive Officers:


Name                     Age        Titles
----                     ---        ------

Gilles LaVerdiere        47         Chairman of the Board
                                    of  Directors and  President

Ronald J. Tolman         48         Director and
                                    Vice President

Robert C. Montgomery     48         Secretary

Business experience.

     Gilles LaVerdiere. Mr. LaVerdiere, a Canadian citizen, received a Bachelor of Science Degree in Geology in 1976 from the University of Montreal and a License in Ecology in 1996 from the University du Quebec in Abitibi-Temiscamingup. He was a director of Ariel Mining Group from 1985 to 1999; President and CEO of Giminex Inc.

     From 1985 to 1999; President and CEO of Giminex Inc. from 1985 to 1999; Chairman and CEO of Tiaro Bay Resources Inc. from 1996-1999; and Chairman of Mirandar Exploration Inc. from 1998. Mr. LaVerdiere has been a geologist since 1978 and has over twenty years experience in gold and base metals exploration and mining in North America, South America and Asia. He has been managing exploration programs for public junior mining companies and has also been the administrative manager of the projects.

     Ronald J. Tolman. Mr. Tolman has served as Vice President of the Company since December, 1994. Mr.Tolman was National Training and Marketing Director for Weather Master Architectural Coatings, from 1988 to 1994.

     Previously he served in business related government positions including Administrator of Operations for the state of Idaho Department of Insurance and Business Development Specialist for the Small Business Administration.

     Robert C. Montgomery. Mr. Montgomery is Secretary/Treasurer and house legal counsel for the Company. Mr. Montgomery received his J.D. degree from the University of Idaho in 1974. Mr. Montgomery is a member of the bar in Idaho, Oregon and Washington. He was a former adjunct professor of Business Law and Ethics at Boise State University, and has practiced law in Idaho since 1974.

Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file initial reports of ownership and reports of changes in ownership (Forms 3,4 and 5) of common stock of the Registrant with the Securities and Exchange Commission ("SEC"). Officers and directors and greater than 10% beneficial holders are required by SEC regulation to furnish the Registrant with copies of all such forms that they file.

     To the Registrant's knowledge, based solely on the Registrant's failure to receive any copies of such reports, the Registrant believes that during the two years ended December 31, 1999, none of the Section 16(a) filing requirements applicable of its officers, directors and greater and 10% beneficial owners was complied with.

Item 10. Executive Compensation.

     During the fiscal year ended December 31, 1998 the Company paid cash compensation as follows: Ronald J. Tolman, Executive Vice President, Treasurer, Director $62,100; Rulon L. Tolman, Vice President, Treasurer, Director $34,800; Jacque L. Tolman, Executive Secretary 10,800. Rulon L. Tolman is a cousin of Ronald J. Tolman. Jacque L. Tolman is wife of Ronald J. Tolman.

     During the fiscal year ended December 31, 1999 the Company paid no executive compensation.

     During both 1998 and 1999 members of the Company's management were reimbursed for out pocket expenses relating to Company business.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management:

                                Common Stock                 Percentage of
   Name of  Owner               Beneficially Owned           Ownership
--------------------------------------------------------------------------------

Gilles LaVerdiere                 500,000                       0.58%
813 Beriault, Ste 203
Longveuil, Quebec J4G 1X7

Ronald J. Tolman                 7,558,400                      8.85%
2326 Bruins Avenue
Boise, ID 83704

Robert Montgomery                2,108,000                      2.47%
2160 Twin Rapid Way
Boise, ID 83709                 ------------                -------------

Officers and
Directors as
a Group (3)                     10,166,400                     11.90%


Beneficial Owners, known to the Company, owning more than 5% of voting securities:

                               Common Stock                  Percentage of
   Name of  Owner              Beneficially  Owned           Ownership
--------------------------------------------------------------------------------

L. William Glazier              10,500,000                     12.29%
121 Tyson Drive
Cottage Gonose, Or 97424

Ronald J. Tolman                 7,558,400                      8.85%
2326 Bruins Avenue
Boise, ID 83704

Rulon L. Tolman                  9,808,333                     11.49%
7272 Glenridge View
Boise, ID 83709

Item 12. Certain Relationships and Related Transactions:

         None.

Item 13. Exhibits and Reports On Form 8-K

         The Company filed an 8K on November 29, 1999 which outlined the proposed plan of reorganization. 'The Company filed an 8K on October 26 1999 which describes stock distribution of R-Tec Holding, Inc. stock'.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BIOGAN INTERNATIONAL, INC.
            ---------------------------
By (Signature and Title) /s/ GILLES LAVERDIERE, President and CEO
                                 and Chairman of the Board
                         ----------------------------------------
Date   March 29, 2000
       --------------

                           BIOGAN INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                           BIOGAN INTERNATIONAL, INC.
                                DECEMBER 31, 1999



CONTENTS

Accountant's Report                                                           1

Balance Sheet                                                                 2

Statement of Operations                                                       3

Statement of Stockholders' Equity (Deficiency)                                4

Statement of Cash Flows                                                       5

Notes to Financial Statements                                                6-9

                                 George Brenner
                           Certified Public Accountant
                       9300 Wilshire Boulevard, Suite 480
                         Beverly Hills, California 90212
                         310-276-8845 FAX 310-276-5933


                          REPORT OF INDEPENDENT AUDITOR


Board of Directors
Biogan International, Inc.
Boise, Idaho

I have audited the accompanying balance sheet of Biogan International, Inc. as of December 31, 1999 and related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, such financial statements referred to above fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 1999 and the results of its operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring losses from prior years' development stage activities raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the possible inability of the Company to continue as a going concern. Management's plans in this regard are discussed in Note 4 "Contributed Capital" and in Note 10 "Subsequent Event" which noted is unaudited.


                                                       /s/ George Brenner
                                                       Brenner, C.P.A.

Beverly Hills, California
March 10, 2000


                           BIOGAN INTERNATIONAL, INC.
                                  BALANCE SHEET
                             As of DECEMBER 31, 1999

ASSETS
CASH                                                               $   67,193
                                                                   -----------
TOTAL CURRENT ASSETS                                                   67,193

FURNITURE/EQUIPMENT                                                    34,716
ACCUMULATED DEPRECIATION                                              (19,501)
                                                                   -----------

TOTAL FIXED ASSETS                                                     15,215

TOTAL ASSETS                                                       $   82,408
                                                                   ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
ACCOUNTS PAYABLE                                                   $   67,434
NOTES PAYABLE - STOCKHOLDERS                                          120,000
NOTES PAYABLE - OTHER                                                  20,000
ACCRUED SALARIES - OFFICERS                                           171,200
ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $30,461)           31,722
                                                                   -----------

TOTAL CURRENT LIABILITIES                                             410,356

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE 300,000,000
    SHARES AUTHORIZED, 85,386,710 ISSUED                               85,387
ADDITIONAL PAID IN CAPITAL                                          4,326,475
CONTRUBUTED CAPITAL (NET OF DEPOSIT FOR $200,000 SEE NOTE 4)          176,500
RETAINED DEFICIT                                                   (4,916,310)
                                                                   -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              (327,948)
                                                                   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)              $   82,408
                                                                   ===========


                             SEE ACCOMPANYING NOTES

                           BIOGAN INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                               FOR THE YEAR ENDING

                                              DECEMBER 31, 1998    DECEMBER 31, 1999
SALES
REVENUE                                              $     360        $     360
                                                     ---------        ---------

TOTAL SALES                                                360              360

EXPENSES
WAGES                                                  140,351              792
DEPRECIATION EXPENSE                                     5,923            5,890
INTEREST EXPENSE                                        15,286           13,400
LEGAL & ACCOUNTING FEES                                 56,071           90,999
RENT                                                    11,620            2,611
START UP COSTS                                              --           53,500
RESEARCH AND DEVELOPMENT                                   602              (22)
SUBSIDIARIES LOSSES                                       (141)              --
OTHER OPERATING EXPENSES                                74,472          (36,519)
                                                     ---------        ---------

TOTAL EXPENSES                                         304,184          130,651
                                                     ---------        ---------

NET OPERATING INCOME (LOSS)                           (303,824)        (130,291)

STOCK RECOVERY INCOME (NOTE 1A)                        888,250               --
INTEREST INCOME                                            379               15
OTHER INCOME                                               228                9
MISCELLANEOUS EXPENSE                                   (2,478)            (296)
                                                     ---------        ---------

TOTAL OTHER                                            886,379             (272)
                                                     ---------        ---------

NET INCOME (LOSS)                                    $ 582,555        $(130,563)
                                                     =========        =========


PRIMARY INCOME (LOSS) PER SHARE                      $    0.01        $   (0.00)
                                                     =========        =========

                             SEE ACCOMPANYING NOTES

                           BIOGAN INTERNATIONAL, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                 ADDITIONAL                                STOCKHOLDERS'
                                     COMMON          COMMON       PAID-IN       CONTRIBUTED    RETAINED       EQUITY
                                     SHARES          STOCK        CAPITAL        CAPITAL      DEFICIENCY   (DEFICIENCY)
-----------------------------------------------------------------------------------------------------------------------

  DECEMBER 31, 1997                  87,854,455     $87,855      $5,150,517     $     --    $(5,368,302)      $(129,930)

  NET INCOME (NOTE 1A)                                                                          582,555         582,555
  SHARES ISSUED FOR SERVICES            488,365         488          28,553                                      29,041
  SHARES ISSUED FOR DEBT REDUCTION      240,564         241          64,625                                      64,866
  SHARES ISSUED FOR CASH                 92,500          93           8,808                                       8,901
  SHARES CANCELLED (NOTE 1A)         (3,553,000)     (3,553)       (884,697)                                   (888,250)
                                    -----------------------------------------------------------------------------------

  DECEMBER 31, 1998                  85,122,884      85,124       4,367,806           --     (4,785,747)       (332,817)

  NET LOSS                                                                                     (130,563)       (130,563)
  SHARES ISSUED FOR SERVICES            413,826         413           16089                                      16,502
  SHARES CANCELLED                     (150,000)       (150)        (57,420)                                    (57,570)
  CONTRIBUTED CAPITAL (NOTE 4)                                                   176,500                        176,500
                                    -----------------------------------------------------------------------------------

  DECEMBER 31, 1999                  85,386,710     $85,387      $4,326,475     $176,500    $(4,916,310)      $(327,948)
                                     ==========     =======      ==========     ========    ============      =========

                             SEE ACCOMPANYING NOTES

                           BIOGAN INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS



                                                    FOR THE YEAR      FOR THE YEAR
                                                       ENDING            ENDING
                                                 DECEMBER 31, 1998  DECEMBER 31, 1999

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                    $ 582,555         $(130,563)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT              29,041            16,502
RESTITUTION                                           (888,250)          (57,570)
INTEREST EXPENSE                                         4,724                --

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                       (141)               --
DEPRECIATION AND AMORTIZATION                            5,923             5,890
                                                     ---------         ---------
TOTAL ADJUSTMENTS                                     (848,703)          (35,178)

ADVANCES                                                  (400)              400
ACCOUNTS RECEIVABLE                                       (180)              180
ACCOUNTS PAYABLE                                        23,998            17,665
ACCRUED LIABILITIES                                     82,502            12,150
                                                     ---------         ---------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                               (160,228)         (135,346)
                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
DISPOSAL FURNITURE/EQUIPMENT                               475                --
INVESTMENT IN BIOMAGNETRONICS                              141                --
                                                     ---------         ---------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                    616                --
                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED                           --            25,000
NOTES PAYABLE - OTHER RECEIVED                          95,141                --
PAYMENT OF NOTES PAYABLE - OTHER                       (43,680)               --
ISSUANCE OF COMMON STOCK                                 8,901                --
CONTRIBUTED CAPITAL                                         --           176,500
OTHER                                                     (228)               --
                                                     ---------         ---------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                 60,134           201,500
                                                     ---------         ---------


NET INCREASE(DECREASE) IN CASH                         (99,478)           66,154


BEGINNING CASH BALANCE                                 100,517             1,039
                                                     ---------         ---------

CASH ENDING BALANCE                                  $   1,039         $  67,193
                                                     =========         =========


SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE                     $ 2,711         $      --
CASH PAYMENTS FOR INCOME TAXES                              --                --

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                          60,141                --
MANAGEMENT
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
    SERVICES, AND RESEARCH AND DEVELOPMENT              29,041            16,502
RESTITUTION                                           (888,250)               --
INTEREST EXPENSE                                         4,724                --
                                                            --                --



                             SEE ACCOMPANYING NOTES

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.    NET INCOME (LOSS) PER SHARE
         Basic income (loss) per share is based on the weighted-average number of outstanding common shares during the applicable year. The weighted-average number of shares of common stock outstanding for the years ended December 31, 1998 and 1999 were 85,194,622, and 85,243,038, respectively. Of the 85,386,710 shares outstanding 48,852,065 are restricted and 36,534,645 shares are unrestricted.

         The net income for the year ended December 31, 1998 was generated from the recovery of 3,553,000 shares of common stock. The recovery of the shares was recognized as a reduction in shares for restitution, which was reported in prior financial statements under stock restitution expense, and is being reported as stock recovery income of $888,250 in the December 31, 1998 statement of operations. The Company is reporting this transaction as a change in an accounting estimate under Accounting Principles Board Opinion number 20 "Accounting Changes" and the entire recovery was recognized in 1998 resulting in the Company showing a net income of $582,555. The Company would have a net loss for 1998 of $305,695 or $.00 per share without the effect of the stock recovery income.

   B.    INCOME TAXES
         At December 31, 1999, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:


            YEAR             NOL          YEAR EXPIRES     TAX  CREDITS       YEAR EXPIRES
            1995       2,887,130              2010
            1996       1,122,539              2011            12,197             2011
            1997         736,051              2017             9,665             2012
            1999         141,035              2019               -
                      ----------                             -------
                      $4,886,755                             $21,862

         No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($2,676,409) is a tax deductible expense, it could be subject to an IRS disallowance. If the transaction described in note 10 takes place, there will be a significant change in ownership, and the net operating losses may be significantly reduced.
         .
   C.    FURNITURE AND EQUIPMENT

         Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.

   D.    CONTINUE IN EXISTENCE

         The Company's recurring losses from prior years' development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. Management plans to continue in existence are set for in notes 4 and 10. There can be no assurance that these plans will be successful.

                           BIOGAN INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1999

    2.   PROPERTY DISTRIBUTION

         Biogan International, Inc. (Biogan), ceased to be a development-stage company as of September 29, 1999 when it distributed its shares of InterCorp, Inc. stock and intellectual property as detailed below:

         Dividend distribution: On August 19th, 1999, Biogan organized its wholly owned subsidiary R-Tec Holding, Inc., an Idaho corporation, into which Biogan transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock. On September 27, 1999, Biogan paid a stock distribution of all of its R-Tec Holding, Inc. common stock to its September 15, 1999, shareholders of record, at the rate of one share of R-Tec Holding, Inc. for each 20 shares of Biogan, rounded up. The stock distribution was paid to American Securities Transfer & Trust, Inc., the Transfer Agent, in escrow until such time as an Information Statement is sent to each of the shareholders receiving such R-Tec Holding, Inc. stock, and the Form 10SB to be filed with the SEC by R-Tec Holding, Inc. is effective. Management of R-Tec Holding, Inc. is presently preparing an Information Statement to be mailed to the shareholders receiving R-Tec Holding, Inc. stock. The audit is in process to file Form 10SB with the Securities and Exchange Commission.

    3.   NOTES PAYABLE AT DECEMBER 31, 1999, CONSISTED OF THE FOLLOWING:


         Notes Payable - Other:

         Notes payable to an individual with interest at 10% per annum
         from July 1, 1998.  Note is unsecured and is payable on demand.                 5,000

         Notes payable to an individual with interest at 10% per annum from
         August 18, 1998. Note is unsecured and is payable on demand.                   15,000
                                                                                      --------
         Total Notes Payable - Other                                                  $ 20,000
                                                                                      ========
         Notes Payable - Stockholders:

         Notes payable to Ronald J. Tolman with interest at 10% per annum from November 13, 1996.  Note is unsecured and is payable on
         demand.  Payments are applied first to any unpaid interest.                    40,000

         Notes payable to Ronald J. Tolman with interest at 10% per annum from
         September 7, 1999. Note is unsecured and is payable on demand.                  5,000

         Notes payable to Ronald J. Tolman with interest at 8% per annum
         from July 26, 1999.  Note is unsecured and is due April 28, 2000.              10,000

         Notes payable to Ronald J. Tolman with interest at 12% per annum from September 29, 1998.  Note is unsecured and is payable
         on demand.                                                                     15,000

         Notes payable to Rulon L. Tolman with interest at 10% per annum from November 13, 1996.  Note is unsecured and is payable on
         demand.  Payments are applied first to any unpaid interest.                    40,000

         Notes payable to Rulon L. Tolman with interest at 10% per annum from April 29, 1999.  Note is unsecured and is payable on demand.
         Payments are applied first to any unpaid interest.                             10,000
                                                                                      --------

         Total Notes Payable - Stockholder                                            $120,000
                                                                                      ========


                           BIOGAN INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1999


    4.   CONTRIBUTED CAPITAL

         In anticipation of the transaction outlined in note 10, capital was contributed and consists of the following transactions:


                  Cash deposited into Biogan for operations                               $123,000
                  Direct payments made for auditing, legal, and consulting
                    expenses related to the joint venture detailed in note 10               53,500
                                                                                          --------
                  Total Contributed Capital                                               $176,500

                  Nonrefundable deposit as detailed in note 10                             200,000
                                                                                          --------
                                                                                          $376,500
                                                                                          ========


    5.   RELATED PARTY TRANSACTIONS

         Pursuant to a board of directors meeting held in July 1995, the Company issued common stock to the following related parties in exchange for expenses incurred on behalf of the Company and for services rendered to the Glazier Family Trust (Bill Glazier) 10,500,000 shares; Ronald J. Tolman 7,558,400 shares; Rulon L. Tolman 9,808,333. Bill Glazer and Rulon Tolman resigned as officers of the corporation on November 29, 1999.

         See Note 3 for details on notes payable due stockholders. Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two-year period ending December 31, 1999, of $96,600, $63,800 and $10,800 respectively.

         Gilles LaVerdiere, President and CEO of Biogan, owns 555,000 of common stock and has contributed capital of $376,500 (see Note 4) and Robert Montgomery, corporate secretary, owns 2,108,000 shares of common stock.

    6.   USE OF ESTIMATES

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



    7.   OTHER OPERATING EXPENSES

         150,000 shares of common stock were canceled on July 31, 1999 that had been issued for contract labor, which resulted in a credit to other operating expenses of $57,570.

    8.   CONTINGENCY

         There is a dispute with a third party against the Corporation relating to matters of business activities that is not expected to have a material adverse effect on the Corporation's financial position, results of operation, or cash flows.

                           BIOGAN INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 1999

    9.   STOCK OPTIONS

         On December 8, 1988, the board of directors of Biogan allocated 2,000,000 shares of the Company's authorized common stock shares for a stock incentive plan to be issued as determined by the board at an option price of not less than placement offering of any private placement offering of the Company's common stock. No options have been granted under this stock incentive plan.

    10.  SUBSEQUENT EVENT (UNAUDITED)

         The Company initially entered into an Agreement and Plan of Reorganization with Tiaro Bay Resources and Hechi Industrial Co., LTD., (Hechi) a Chinese mining company on September 9, 1999. The Share Exchange agreement was revised on November 30, 1999, to provide for a direct venture between the Company and Hechi. Due to various requirements of the Chinese government, the nature of the transaction has changed from a Share Exchange Agreement to a cooperative Joint Venture Agreement between the Company and Hechi . The company to be formed by the joint venture will be called Guanghe Metals Co., LTD.

         The joint venture contract requires the Company to raise $2,000,000 with the sum of $200,000 having already been paid to Hechi as a nonrefundable deposit. The Company is currently in the final stages of arranging a convertible debenture to pay the remaining $1,800.000. Additional requirements call for the Company to effect a 12 to 1 reverse split of its common stock, effect a name change from Biogan International, Inc., to HMZ Metals, Inc., decrease the number of shares held by affiliates of the Company, and issue preferred shares to Hechi shareholders upon the transfer of the Hechi assets into the joint venture company. The preferred shares are voting shares with preferential rights on liquidation, dissolution, or winding up of the affairs of the corporation but are not entitled to dividends.