Form 10QSB
period 2000-03-31
BIOGAN INTERNATIONAL INC
filed 2000-05-22
CIK 837179

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.

                        Commission File Number 33-23489
                        -------------------------------

                           BIOGAN INTERNATIONAL, INC.
      (Exact name of small business issuer as specified in its charter)



            DELAWARE                                    58-1832055
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                     7213 POTOMAC DRIVE, BOISE, IDAHO 83704
                    (Address of principal executive offices)

                                 208-376-8500
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of May 15, 2000, there were 85,386,710 shares of the Company's common stock issued and outstanding.

================================================================================

                        Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           BIOGAN INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)


                                     ASSETS
Current assets:
  Cash                                                                   $ 1,839,818
                                                                         ------------
Total current assets                                                       1,839,818
Furniture/Equipment                                                           34,716
Accumulated depreciation                                                     (21,333)
                                                                         ------------
Total fixed assets                                                            13,383
                                                                         ------------
      Total assets                                                       $ 1,853,201
                                                                         ============

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                                      $     76,630
  Notes payable - stockholders                                               120,000
  Notes payable - other                                                       20,000
  Accrued salaries - officers                                                171,200
  Accrued expenses (accrued interest due stockholders $35,231)                45,313
                                                                         ------------
    Total current liabilities                                                433,143

Non-current liabilities
  Convertible debentures                                                   2,000,000

Stockholders' equity (deficiency)
  Preferred stock, $.001 par value; 10,000,000
    shares authorized, no shares issued and outstanding                           --
  Common stock, $.001 par value; 300,000,000 shares
    authorized, 85,386,710 shares issued and outstanding                      85,387
  Additional paid in capital                                               4,326,474
  Contributed capital                                                        547,000
  Retained deficit                                                        (5,538,803)
                                                                         ------------
    Total stockholders' equity (deficiency)                                 (579,942)
                                                                         ------------
      Total liabilities and stockholders' equity (deficiency)            $ 1,853,201
                                                                         ============

                 See accompanying notes to financial statements.

                           BIOGAN INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                       2000              1999
                                                   --------------   --------------
Sales
  Revenue                                          $          --     $         --

Expenses
  Wages                                                       --              792
  Depreciation expense                                     1,832            1,473
  Interest expense                                        14,993            2,909
  Legal & accounting fees                                 98,350              934
  Rent                                                        --            2,000
  Financing costs                                        500,000               --
  Other operating expenses                                 7,318            2,645
                                                   --------------   --------------
Total expenses                                     $     622,493    $      10,753
                                                   --------------   --------------
Net operating income (loss)                             (622,493)         (10,753)

Net income (loss)                                  $    (622,493)   $     (10,753)
                                                   ==============   ==============
Income (loss) per common share, basic and diluted         ($0.01)         ($ 0.00)


                 See accompanying notes to financial statements.

                           BIOGAN INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2000               1999
                                                 ------------      ------------

Cash flows from operations
  Net loss                                       $  (622,493)      $   (10,753)

Adjustments to reconcile net loss to
net cash used by operating activities:
  Depreciation and amortization                        1,832             1,473
                                                 ------------      ------------
Total adjustments                                      1,832             1,473
Accounts payable                                       9,195             4,819
Accrued liabilities                                   13,591             3,062
                                                 ------------      ------------
Net cash provided (used)
  by operating activities                           (597,875)           (1,399)
                                                 ------------      ------------
Cash flows from investing activities
  Net cash provided (used)
  by investing activities                                 --                --
                                                 ------------      ------------
Cash flows from financing activities
  Contributed capital                                370,500                --
  Convertible debenture proceeds                   2,000,000                --
                                                 ------------      ------------
Net cash provided (used)
  by financing activities                          2,370,500                --
                                                 ------------      ------------
Net increase (decrease) in cash                    1,772,625            (1,399)
Beginning cash balance                                67,193             1,038
                                                 ------------      ------------
Cash ending balance                              $ 1,839,818       $      (361)
                                                 ============      ============

Supplemental information
  Cash payments for interest expense             $        --       $        --
  Cash payments for income taxes                          --                --


                 See accompanying notes to financial statements.

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  Basis of Presentation and Business

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements include all adjustments, consisting of all normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2000 and the results of operations and cash flows for the related interim periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

         The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 30, 2000 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

    B.  Net Income (Loss) Per Share

         Net income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the applicable period. The weighted-average number of shares of common stock outstanding for the three months ended March 31, 2000 and 1999, was 85,386,710, and 85,122,884,
     respectively. Of the 85,386,710 shares outstanding, 48,852,065 are restricted and 36,534,645 shares are unrestricted.

    C.  Income Taxes

         At March 31, 2000, the Company had net operating loss (NOL) carryforwards and research & development tax credits as follows:

         YEAR           NOL       YEAR EXPIRES     TAX CREDITS     YEAR EXPIRES
         ----           ---       ------------     -----------     ------------
         1995       2,887,130         2010                 --
         1996       1,122,539         2011             12,197          2011
         1997         736,051         2017              9,665          2012
         1999         141,035         2019                 --
                   ----------                     -----------
                   $4,886,755                         $21,862

        No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($2,676,409) is a tax deductible expense, it could be subject to an IRS disallowance. If the transaction described in note 9 takes place, there will be a significant change in ownership, and the net operating losses may be significantly reduced.

    D.  Furniture and Equipment

         Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.

                           BIOGAN INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 2000
                                   (Unaudited)

    E.  Continue in Existence

         The Company's recurring losses from the Company's development stage activities in prior years raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans to continue in existence are set forth in notes 5 and 9. There can be no assurance that these plans will be successful.

2.  USE OF ESTIMATES

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

3.  PROPERTY DISTRIBUTION

    On August 19, 1999, the Company organized its wholly owned subsidiary R-Tec Holding, Inc. ("R-Tec"), an Idaho corporation, into which the Company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec. On September 27, 1999, the Company paid a stock distribution of all of its R-Tec common stock to its shareholders of record as of September 15, 1999, at the rate of one share of R-Tec stock for each 20 shares of common stock of the Company, rounded up.

4.  NOTES PAYABLE AT MARCH 31, 2000

    Notes payable at March 31, 2000 consisted of the following:


    Notes Payable - Other:

         Notes payable to an individual with interest at 10% per annum
         from July 1, 1998.  Note is unsecured and is payable on demand.        $   5,000

         Notes payable to an individual with interest at 10% per annum
         from August 18, 1998.  Note is unsecured and is payable on demand.        15,000
                                                                                ---------
           Total Notes Payable - Other                                          $  20,000
                                                                                =========

    Notes Payable - Stockholders:

         Notes payable to Ronald J. Tolman with interest at 10% per annum from November 13, 1996. Note is unsecured and is payable on
         demand. Payments are applied first to any unpaid interest.             $  40,000

         Notes payable to Ronald J. Tolman with interest at 10% per annum
         from September 7, 1999. Note is unsecured and is payable on demand.        5,000

         Notes payable to Ronald J. Tolman with interest at 8% per annum
         from July 26, 1999. Note is unsecured and is due April 28, 2000.          10,000

         Notes payable to Ronald J. Tolman with interest at 12% per annum from September 29, 1998. Note is unsecured and is payable
         on demand.                                                                15,000

         Notes payable to Rulon L. Tolman with interest at 10% per annum from November 13, 1996. Note is unsecured and is payable on
         demand. Payments are applied first to any unpaid interest.                40,000

         Notes payable to Rulon L. Tolman with interest at 10% per annum from
         April 29, 1999. Note is unsecured and is payable on demand.
         Payments are applied first to any unpaid interest.                        10,000
                                                                                ---------
           Total Notes Payable - Stockholders                                   $ 120,000
                                                                                =========

                           BIOGAN INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                 MARCH 31, 2000
                                   (Unaudited)


5.  CONTRIBUTED CAPITAL

    Additional capital of $370,500 was contributed during the three month period ended March, 31, 2000 in connection with the joint venture transaction as outlined in note 9.

6.  RELATED PARTY TRANSACTIONS

    See note 4 for details on notes payable due stockholders. Ronald Tolman, Rulon Tolman and Jacque Tolman have accrued wages for past services aggregating $96,600, $63,800 and $10,800, respectively.

    Gilles LaVerdiere, President, Chief Executive Officer, Chairman of the Board and a director of the Company, has contributed capital of $370,500 (see note 5) during the three month period ended March 31, 2000.

7.  CONTINGENCY

    There is a dispute with a third party against the Company relating to matters of business activities that is not expected to have a material adverse effect on the Company's financial position, results of operation or cash flows.

8.  STOCK OPTIONS

    On December 8, 1988, the board of directors of the Company reserved for issuance 2,000,000 shares of the Company's common Stock pursuant to the terms of the Company's stock option plan. In accordance with the provisions of the stock option plan, such options may not be issued with an exercise price lower than any private placement offering of the Company's common stock. As of May 15, 2000, no options have been granted under this stock option plan.

9.  PROPOSED JOINT VENTURE AGREEMENT

    The Company entered into an Agreement and Plan of Reorganization with Tiaro Bay Resources and Hechi Industrial Co., LTD., ("Hechi") a Chinese mining company, on September 9, 1999. This agreement was revised on November 30, 1999 to provide for a direct venture between the Company and Hechi. Due to various requirements of the Chinese government, the nature of the transaction was changed from a share exchange to a cooperative joint venture. This transaction is currently in process.

    The joint venture agreement, as proposed to be amended, will require the Company to contribute $2,000,000. During the first quarter of 2000, the Company paid to Hechi a sum of $200,000 as a nonrefundable deposit. On March 30, 2000, the Company completed an offering of its secured convertible debentures in the aggregate amount of $2,000,000. It is anticipated that the joint venture agreement will require the Company to issue preferred shares to Hechi shareholders upon the transfer of the Hechi assets into the joint venture entity. The preferred shares will be voting shares with preferential rights on liquidation, dissolution, or winding up of the affairs of the corporation but will not be entitled to dividends.

10. CONVERTIBLE DEBENTURE

    The secured convertible debentures issued by the Company in connection with its agreement with Hechi (see note 9) are 8% secured convertible debentures due February 28, 2002. The Company issued debentures for an aggregate of $2,000,000, which were issuable in denominations of $10,000. Interest accrues from March 8, 2000 and is due on a quarterly basis, or on the date of conversion to common stock of the Company, or at the final due date of the debenture. The debenture holders are entitled, at their option, to convert all or a portion of the debenture into shares of common stock of the Company at any time until the due date of the debenture. The conversion rate is equal to the lower of the per share price of $.4166 or the average of the closing bid price for the previous five days multiplied by 80%. The debenture holders may not convert more than one-third of the original principal amount of the debenture during any 30 calendar day period, nor sell more than that number of shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation publicly to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

    Biogan International, Inc., formerly known as Biogan Medical International, Inc. (the "Company"), was incorporated on February 5, 1988. Historically, the Company has been engaged in the development of electrical motors. Currently, the Company is in the process of completing a proposed cooperative joint venture with Hechi Industrial Co., Ltd. ("Hechi"), a mining company organized under the laws of the Peoples' Republic of China. Hechi engages in mining, refining and the trading of base metal products in China. The Company anticipates finalizing all aspects of its agreement with Hechi during the second quarter of 2000. Upon completion of the transaction, it is anticipated that the Company will be entitled to approximately 95% of the profits from the cooperative joint venture.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. The Company did not have any revenues for the quarter ended March 31, 2000, nor did it have revenues for the quarter ended March 31, 1999.

     EXPENSES. Total expenses increased by $611,740 to $622,493 during the three months ended March 31, 2000 from $10,753 for the three months ended March 31, 1999. The increase in expenses resulted primarily from an increase in financing costs from $0 to $500,000 and an increase in legal and accounting fees from $934 to $98,350. A significant portion of these increases is attributable to the Company's offering of its convertible debentures.

     NET INCOME (LOSS). Net loss for the three months ended March 31, 2000 was $622,493 as compared to net loss of $10,753 for the three months ended March 31, 1999. The increase in net loss for the three months ended March 31, 2000 was attributable to the increase in total expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2000, the Company financed its operations and capital expenditures primarily through proceeds from the Company's offering of secured convertible debentures and from capital contributions by an officer and director of the Company.

     As of March 31, 2000, the Company had working capital of approximately $1,407,000 and an accumulated deficit of approximately $5,539,000.

    In March 2000, the Company completed an offering of 8% secured convertible debentures due February 28, 2002 aggregating $2,000,000. Interest accrues from March 8, 2000 and is due on a quarterly basis, or on the date of conversion to common stock of the Company, or at the final due date of the debenture. The debenture holders are entitled, at their option, to convert all or a portion of the debenture into shares of common stock of the Company at any time until the due date of the debenture. The conversion rate is equal to the lower of the per share price of $.4166 or the average of the closing bid price for the previous five days multiplied by 80%. The debenture holders may not convert more than one-third of the original principal amount of the debenture during any 30 calendar day period, nor sell more than that number of shares.

    During the first quarter of 2000, an officer and a director of the Company contributed capital to the Company aggregating $370,500.

    The accompanying financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months, including anticipated funding of its proposed cooperative joint venture with Hechi. During early 2000, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future.
The Company is implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the second or third quarter of 2000. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

    In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of the Company's common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the Company's existing stockholders may result.

YEAR 2000 ISSUES

    The Company has not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, the Company will continue to monitor its systems throughout the Year 2000, including the proper recognition of the leap year.

                      Part II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the quarter ended March 31, 2000, no matters were submitted to a vote of the holders of the Company's securities.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BIOGAN INTERNATIONAL, INC.

Dated: May 22, 2000                      By: /s/ GILLES LaVERDIERE
                                         ----------------------------
                                         Gilles LaVerdiere, President


Dated: May 22, 2000                      By: /s/ RONALD J. TOLMAN
                                         ----------------------------
                                         Ronald J. Tolman, Vice President and
                                         Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

27.1                         Financial Data Schedule