Form 10QSB
period 2000-06-30
BIOGAN INTERNATIONAL INC
filed 2000-08-22
CIK 837179

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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


                                 (208) 376-8500
                           (Issuer's telephone number)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 18, 2000, there were 130,986,710 shares of the Company's common stock issued and outstanding.

================================================================================

                         Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           BIOGAN INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $    53,782
  Prepaid expenses                                                        1,988
  Restricted cash                                                     1,000,000
                                                                    ------------
     Total current assets                                             1,055,770

FIXED ASSETS:
  Furniture/Equipment                                                    34,716
  Accumulated depreciation                                              (22,685)
                                                                    ------------
     Total fixed assets                                                  12,031

OTHER ASSETS:
  Deferred bond issue costs - net of accumulated amortization           454,484
  Stock pledged as collateral                                            28,800
  Investment in joint venture                                           850,000
                                                                    ------------
     Total other assets                                               1,333,284
                                                                    ------------
     Total assets                                                   $ 2,401,085
                                                                    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $     34,694
  Notes payable - stockholders                                           95,000
  Other accrued liabilities                                              70,297
                                                                    ------------
     Total current liabilities                                          199,991

LONG TERM LIABILITIES:
  Convertible debentures                                              2,000,000
                                                                    ------------

     Total liabilities                                                2,199,991

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.001 par value; 10,000,000
    shares authorized, no shares issued and outstanding                      --
  Common stock, $.001 par value; 300,000,000 shares
    authorized, 114,186,710 shares issued and outstanding
    28,800,000 shares pledged as collateral (Note 7)
    18,287,073 restricted shares                                        114,187
  Paid in capital                                                     4,326,475
  Contributed capital (Note 3)                                          852,500
  Retained deficit                                                   (5,092,068)
                                                                    ------------
     Total stockholders' equity (deficiency)                            201,094
                                                                    ------------
     Total liabilities and stockholders' equity (deficiency)        $ 2,401,085
                                                                    ============

                 See accompanying notes to financial statements.

                                              BIOGAN INTERNATIONAL, INC.
                                               STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                               Three Months      Three Months          Six Months        Six Months
                                              Ended June 30,    Ended June 30,       Ended June 30,    Ended June 30,
                                                   2000              1999                 2000              1999
                                              --------------    --------------       --------------    --------------


REVENUE                                       $          --     $         360        $          --     $         360

COST OF REVENUE
  Direct costs                                           --                --                   --                --
                                              --------------    --------------       --------------    --------------
     Gross profit                                        --               360                   --               360

OPERATING EXPENSES
  Wages                                       $          --                --                   --               792
  Legal & accounting fees                            99,478            12,397              197,828            13,331
  Depreciation                                        1,353             1,473                3,185             2,945
  Amortization                                       64,284                --               80,517                --
  Rent                                                   --               611                 (400)            2,611
  Other operating expenses                           11,074             4,611               18,703             7,257
                                              --------------    --------------       --------------    --------------
     Total operating expenses                       176,189            19,092              299,833            26,936
                                              --------------    --------------       --------------    --------------

     Operating income (loss)                  $    (176,189)    $     (18,732)       $    (299,833)    $     (26,576)

OTHER INCOME AND (EXPENSES)
  Interest expense                                  (43,802)           (2,942)             (48,966)           (5,852)
  Miscellaneous expense                                  --               (84)                 (88)              (84)
  Interest income                                     1,930                15                1,930                15
  Other income (Note 3)                             171,200                --              171,200                --
                                              --------------    --------------       --------------    --------------
     Total other income and (expense)               129,328            (3,011)             124,076            (5,921)
                                              --------------    --------------       --------------    --------------

Income before income taxes                    $     (46,861)    $     (21,743)       $    (175,757)    $     (32,497)

INCOME TAXES                                             --                --                   --                --
                                              --------------    --------------       --------------    --------------

Net income (loss) after income tax            $     (46,861)    $     (21,743)       $    (175,757)    $     (32,497)
                                              ==============    ==============       ==============    ==============

EARNINGS PER COMMON SHARE OUTSTANDING

  Weighted average number of common
    shares outstanding                          103,426,270        85,122,884          103,426,270        85,122,884

     Profit (loss) per share                  $       (0.00)    $       (0.00)       $       (0.00)    $       (0.00)
                                              ==============    ==============       ==============    ==============

  Fully diluted number of common
    shares outstanding                          103,426,270        85,122,884          103,426,270        85,122,884

     Profit (loss) per share                  $       (0.00)    $       (0.00)       $       (0.00)    $       (0.00)
                                              ==============    ==============       ==============    ==============


                                   See accompanying notes to financial statements.

                                                          3

                                         BIOGAN INTERNATIONAL, INC.
                                           STATEMENT OF CASH FLOWS
                                                 (Unaudited)

                                                                             Six Months         Six Months
                                                                           Ended June 30,     Ended June 30,
                                                                                2000               1999
                                                                           --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $    (175,757)     $     (32,497)

  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                                  3,184              2,947
     Amortization                                                                 80,517                 --
     Accounts receivable                                                              --                180
     Prepaid expenses                                                             (1,988)                --
     Accounts payable                                                            (32,740)            13,774
     Accrued liabilities                                                        (132,627)             4,614
                                                                           --------------     --------------
     Net cash provided by (used in) operating activities                   $    (259,411)     $     (10,982)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in cooperative joint venture                                  (1,850,000)                --
                                                                           --------------     --------------
     Net cash provided by (used in) investing activities                      (1,850,000)                --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes & loans payable                                              --             10,000
     Repayments of notes & loans payable                                         (45,000)                --
     Deferred financing costs                                                   (535,000)                --
     Capital contributed by stockholder                                          676,000                 --
     Bond proceeds                                                             2,000,000                 --
                                                                           --------------     --------------
     Net cash provided by (used in) financing activities                       2,096,000             10,000
                                                                           --------------     --------------


Increase in cash and cash equivalents                                            (13,411)              (982)

Cash at beginning of period                                                       67,193              1,038
                                                                           --------------     --------------
Cash at end of period                                                      $      53,782      $          56
                                                                           ==============     ==============

Supplemental information

     Interest paid                                                         $       8,990      $          --

     Income taxes paid                                                                --                 --

     Non-cash transaction
       28,800,000 shares of common stock issued as collateral              $      28,800      $          --


                               See accompanying notes to financial statements.

                                                      4

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements include all adjustments, consisting of all normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

     The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 30, 2000 as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the unaudited statement of cash flows, the Company considers all short-term investments in interest-bearing accounts, securities and other instruments with an original maturity of three months or less, to be equivalent to cash.

     Fixed Assets
     ------------

     Fixed assets are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method over their estimated useful lives that range from five to fifty years. Depreciation expense for the six-month period ended June 30, 2000 and 1999 totaled $3,184 and $2,947, respectively.

     Deferred Bond Issue Costs and Discount
     --------------------------------------

     The Company issued secured convertible debentures on March 8, 2000, as discussed in Note 7. The costs associated with the issuance of such debentures and their discount are amortized over the life of the debentures.

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income (Loss) Per Share
     ---------------------------

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the applicable period. The following reflects amounts reported in the financial statements:

                                              FOR THE PERIOD ENDED JUNE 30, 1999
                                              ----------------------------------
                                                 Income       Shares   Per-Share
                                              (Numerator) (Denominator)  Amount
                                              ----------- ------------- --------
     Income available to common stockholders
       - basic earnings per share               (32,497)    85,122,884    (.00)
                                              ----------------------------------


                                              FOR THE PERIOD ENDED JUNE 30, 2000
                                              ----------------------------------
                                                 Income       Shares   Per-Share
                                              (Numerator) (Denominator)  Amount
                                              ----------- ------------- --------
     Income available to common stockholders
       - basic earnings per share              (175,757)   103,426,270    (.00)
     Income available to common stockholders
       - fully diluted earnings per share      (175,757)   103,426,270    (.00)
                                              ----------------------------------

     The Company has issued and pledged shares of common stock in connection with its secured convertible debentures as described in Note 7. Such shares could potentially dilute earnings per share, but their effect was not included in the above calculations because their effect was anti-dilutive for the periods presented.


     Development-Stage Company
     -------------------------

     The Company was a development-stage company in previous periods. The Company ceased to be a development-stage company on September 29, 1999, when it distributed its shares of InterCorp, Inc. stock and intellectual property as described in Note 2.

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

     Income Taxes
     ------------

     The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes. At June 30, 2000, the Company had net operating losses (NOL) carryforwards and research and development tax credits as follows:

         YEAR           NOL       YEAR EXPIRES     TAX CREDITS     YEAR EXPIRES
         ----           ---       ------------     -----------     ------------
         1995       2,887,130         2010                 --
         1996       1,122,539         2011             12,197          2011
         1997         736,051         2017              9,665          2017
         1999         141,035         2019                 --
                   -----------                     -----------
      Total        $4,886,755                         $21,862
                   ===========                     ===========

     No deferred assets will be recognized on the tax benefit resulting from the NOLs until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss ($2,676,409) is a tax-deductible expense, it could be disallowed by the IRS. Due to the change in ownership of the Company resulting from the transactions described in Note 8, the Company may not realize a tax benefit from NOLs for prior years.


2.   PROPERTY DISTRIBUTION

     On August 19, 1999, the Company organized its wholly owned subsidiary R-Tec Holding, Inc. ("R-Tec"), an Idaho corporation, into which the Company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec. On September 27, 1999, the Company paid a stock distribution of all of its R-Tec common stock to its stockholders of record as of September 15, 1999, at the rate of one share of R-Tec stock for each 20 shares of common stock of the Company, rounded up.


3.   RELATED PARTY TRANSACTIONS

     Notes Payable - Stockholders
     ----------------------------

     Notes payable at June 30, 2000, consisted of the following:

     Ronald J. Tolman:
         Note dated November 13, 1996 bearing interest at 10% per annum.
         Note is unsecured and is payable on demand. Payments are applied
         first to any unpaid interest.                                          $  40,000

         Note dated September 7, 1999 bearing interest at 10% per annum.
         Note is unsecured and is payable on demand.                                5,000

      Rulon L. Tolman:

         Note dated November 13, 1996 bearing interest at 10% per annum.
         Note is unsecured and is payable on demand. Payments are applied
         first to any unpaid interest.                                             40,000

         Note dated April 29, 1999 bearing interest at 10% per annum.
         Note is unsecured and is payable on demand. Payments are applied
         first to any unpaid interest.                                             10,000
                                                                                ----------
             Total                                                              $  95,000
                                                                                ==========

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

     Other Income
     ------------

     Ronald J. Tolman, Rulon Tolman and Jacque Tolman had accrued wages for past services aggregating $96,600, $63,800 and $10,800, respectively, for a total of $171,200. These stockholders have forgiven their respective wages due resulting in other income in the amount of $171,200.

     Contributed Capital
     -------------------

     Gilles LaVerdiere, President and Chief Executive Officer of the Company, has contributed capital of $676,000 during the six-month period ended June 30, 2000.


4.   COMMITMENTS AND CONTINGENT LIABILITIES

     There is a dispute with a third party against the Company relating to matters of business activities that is not expected to have a material adverse effect on the Company's financial position, results of operation or cash flows.


5.   STOCK OPTIONS

     On December 8, 1988, the board of directors of the Company reserved 2,000,000 shares of the Company's common stock for issuance under a stock incentive plan to be adopted by the Board of Directors. As of June 30, 2000, the Company had not adopted a stock option plan and, accordingly, no options have been granted.


6.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents are carried at face value in U.S. dollar denominations, or at exchange rates effective on the balance sheet date.

     Accounts receivable and accounts payable are carried at face value, subject to reserves, which may be established upon review.


7.   CONVERTIBLE DEBENTURE

     On March 31, 2000, the Company completed an offering of its 8% Secured Convertible Debentures due February 28, 2002 in the aggregate amount of $2,035,000. The debentures are secured by a standby letter of credit in the amount of $1,200,000 issued by a financial institution, and are further secured by 28,800,000 shares of the Company's common stock which are currently being held in escrow as security for payment of the debenture. Interest accrues at a rate of 8% per annum from March 8, 2000 and is due on a quarterly basis, or on the date of conversion to common stock of the Company, or at the final due date of the debenture. The debenture holders are entitled, at their option, to convert all or a portion of the debenture into shares of common stock of the Company at any time until the maturity date. The conversion rate is equal to the lower of the per share price of $.4166 or the average of the closing bid price for the previous five days multiplied by 80%, subject to adjustment. The debenture holders may not convert more than one-third of the original principal amount of the debenture during any 30 calendar day period, nor sell more than that number of shares. The debentures may not be converted if such conversion would result in the holder and its affiliates holding more than 9.99% of the Company's common stock. The Debenture provides for substantial penalties for the Company's failure to promptly honor conversion requests.

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

     In the event that the Company serves a redemption notice to the holder of a debenture, the redemption price shall be equal to 125% of the outstanding principal and interest balance of the debenture. In the event of a redemption notice, the debenture holder will retain conversion rights as stated above, up to a maximum of 50% of the amount subject to the redemption. The Company may not serve any redemption notice without having the necessary cash or credit facilities immediately available to cover the full redemption price.

     In connection with the issuance of the debentures, the Company issued to the debenture holders three-year warrants to purchase up to an aggregate of 489,000 shares of common stock at $.60 per share, subject to adjustment. The shares into which the debentures are convertible and the shares underlying the warrants are subject to a registration rights agreement requiring the Company to register such securities for resale under the Securities Act of 1933, as amended (the "Act"), at its own expense. There are substantial penalties to the Company if the Company fails to file the required registration statement or cause the registration statement to be declared effective under the Act within the time period set forth in the registration rights agreement.


8.   SUBSEQUENT EVENTS

     Cooperative Joint Venture
     -------------------------

     Effective as of January 27, 2000, the Company entered into a Cooperative Joint Venture Contract (the "Joint Venture Contract") with Hechi Industrial Co., Ltd., a private mining company organized under the laws of the People's Republic of China ("Hechi"), to provide for the formation of a Chinese cooperative joint venture called Guanghe Metals Co., Ltd. (the "Joint Venture").

     In connection with the formation of the Joint Venture, the Company and Hechi executed an Asset Purchase Agreement on August 1, 2000, which agreement was dated effective as of July 1, 2000 (the "Asset Purchase Agreement"). The Asset Purchase Agreement provides for the acquisition by the Company of certain of the assets and assumption of certain of the liabilities of Hechi in exchange for the issuance to the shareholders of Hechi, consisting of approximately 300 individuals, of an aggregate of 31,300 shares of Series A Convertible Preferred Stock and 16,800,000 shares of common stock of the Company. The assets purchased and liabilities assumed from Hechi consist of a 9% interest in the Gaofeng Mining Co., Ltd, a 70% interest in the Guizhou Louxia Coal Co., Ltd. and all of the assets and liabilities of six operating divisions of Hechi as follows: the Hechi Copper Refinery, the Non-Ferrous Metals Trading Company, the Wuxu Mine, the Transportation Company, the Coal Company, and the Stone Electronic Information Services Company.

     The Joint Venture Contract requires the Company to contribute an aggregate of $9,200,000 in capital, of which $2,000,000 shall be paid within three (3) months of receipt of the business license for the Joint Venture. As described in
Note 7, the Company completed an offering of its secured convertible debentures in the aggregate amount of $2,035,000 to finance the requirement. As of June 30, 2000, the Company had paid $850,000 to Hechi.

     Additional requirements of the Asset Purchase Agreement require the Company to effect a 1-for-12 reverse split of its common stock and to change the corporate name to HMZ Metals, Inc. The shares of Series A Convertible Preferred Stock issued to the shareholders of Hechi are voting shares with preferential rights on liquidation, dissolution, or winding up of the affairs of the Company, but such shares are not entitled to dividends.

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


9.   EQUITY

     The Company has capital stock on June 30, 2000 as follows:

     Preferred Stock: $.001 par value, 100,000,000 shares authorized, no shares issued or outstanding
     Common Stock:    $.001 par value, 300,000,000 shares authorized,
                      114,186,710 shares issued and outstanding

     The Company has pledged or restricted its common stock as follows:

        - 28,800,000 restricted shares pledged as collateral relating to the convertible debentures (Note 7)
        - 4,266,797 restricted shares related to stock distribution (Note 2)
        - 14,020,276 other Rule 144 restricted shares
        - 480,000 warrants expiring on February 28, 2005 relating to the convertible debentures (Note 7)
        - 9,000 warrants expiring on February 28, 2003 relating to the convertible debentures (Note 7)


10.  GOING CONCERN CONSIDERATIONS

     The Company's recurring losses from the Company's development-stage activities in prior years raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Although the Company had not entered into any revenue-producing contracts as of the balance sheet date of June 30, 2000, management expects to have successfully negotiated such contracts prior to its fiscal year end of December 31, 2000. Furthermore, the Company's investment in the Joint Venture with Hechi described in Note 8 is expected to provide revenues necessary to sustain the Company's operations. However, there can be no assurance that these plans will be successful.

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

OVERVIEW

     The Company was incorporated on February 5, 1988. Historically, the Company has been engaged in the development of electrical motors. Currently, the Company is engaged in the mining, refining and trading of base metal products in the People's Republic of China, which operations are conducted through the Joint Venture between the Company and Hechi. The Company owns a 95% interest in the profits and loss of the Joint Venture, and possesses a 92% interest in the remaining assets of the Joint Venture upon any liquidation or dissolution of the Joint Venture.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. The Company did not have any revenues for the quarter ended June 30, 2000, nor did it have revenues for the quarter ended June 30, 1999.

     OPERATING EXPENSES. Operating expenses increased by $157,000 to $176,000 during the three months ended June 30, 2000 from $19,000 for the three months ended June 30, 1999. The increase in operating expenses resulted primarily from an increase in legal and accounting fees from $12,000 during the second quarter of 1999 to $99,000 during the same period of 2000, which expenses resulted primarily from the transactions consummated by the Company in connection with its Joint Venture with Hechi. The increase is also attributable to an increase in amortization expense from 0 during the three months ended June 30, 1999, to $64,000 during the three months ended June 30, 2000.

     OTHER INCOME AND EXPENSES. Other income increased by $132,000, from $(3,000) during the quarter ended June 30, 1999 to $129,000 during the quarter ended June 30, 2000. This increase resulted primarily from the forgiveness of wages by three employees of the Company during the three months ended June 30, 2000 in the aggregate amount of $171,200, partially offset by an increase in interest expense from $44,000 during the three months ended June 30, 2000 as compared to $3,000 for the same period in 1999. The increase in interest expense in 2000 is primarily attributable to the Company's obligations under its 8% secured convertible debentures.

     NET LOSS. Net loss for the three months ended June 30, 2000 was $47,000 as compared to net loss of $22,000 for the three months ended June 30, 1999. The increase in net loss for the three months ended June 30, 2000 was attributable to the increase in total expenses of the Company.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. The Company did not have any revenues for the six months ended June 30, 2000, nor did it have revenues for the six months ended June 30, 1999.

     OPERATING EXPENSES. Operating expenses increased by $273,000 to $300,000 during the six months ended June 30, 2000 as compared to $27,000 during the same period of 1999. The increase in operating expenses resulted primarily from an increase in legal and accounting fees from $13,000 during the six months ended June 30, 1999 to $198,000 during the six months ended June 30, 2000, which expenses in 2000 are attributable to the transactions consummated by the Company in connection with its Joint Venture with Hechi and its offering of secured convertible debentures. The increase is also attributable to an increase in amortization expense from 0 during the six months ended June 30, 1999, to $81,000 during the six months ended June 30, 2000.

     OTHER INCOME AND EXPENSES. Other income increased by $130,000 from $(6,000) during the six months ended June 30, 1999 to $124,000 during the same period in 2000. This increase resulted primarily from the forgiveness of wages by three employees of the Company in the amount of $171,200 during the period ended June 30, 2000, which income was partially offset by interest expense of $49,000 during the six months ended June 30, 2000. The interest expense in 2000 is primarily attributable to the Company's obligations under its 8% secured convertible debentures.

     NET LOSS. Net loss for the six months ended June 30, 2000 was $176,000 as compared to net loss of $32,000 for the six months ended June 30, 1999. The increase in net loss for the six months ended June 30, 2000 was attributable to the increase in total expenses of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company financed its operations and capital expenditures primarily through proceeds from the Company's offering of secured convertible debentures and from capital contributions by an officer and director of the Company.

     As of June 30, 2000, the Company had working capital of approximately $(144,000) and an accumulated deficit of $5,100,000.

     In March 2000, the Company completed an offering of 8% Secured Convertible Debentures Due February 28, 2002 in the aggregate amount of $2,035,000. Interest accrues from March 8, 2000 and is due on a quarterly basis, or on the date of conversion to common stock of the Company, or at the maturity date of the debenture. The debenture holders are entitled, at their option, to convert all or a portion of the debenture into shares of common stock of the Company at any time until the maturity date of the debenture. The conversion rate is equal to the lower of the per share price of $.4166 or the average of the closing bid price for the previous five days multiplied by 80%.

     During the six months ended June 30, 2000, an officer and a director of the Company contributed capital to the Company aggregating $676,000.

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

     The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months, including anticipated funding of its Joint Venture with Hechi. During the first two quarters of 2000, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future. The Company is implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the second or third quarter of 2000. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurance that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

     In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of the Company's common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the Company's existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on the Company's ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                      PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended June 30, 2000, no matters were submitted to a vote of the holders of the Company's securities.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIOGAN INTERNATIONAL, INC.

Dated: August 22, 2000             By: /s/ GILLES LaVERDIERE
                                       -----------------------------------------
                                       Gilles LaVerdiere, President
                                       and Chief Executive Officer


Dated: August 22, 2000             By: /s/ RONALD J. TOLMAN
                                       -----------------------------------------
                                       Ronald J. Tolman, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

27.1                         Financial Data Schedule