Form 10KSB/A
period 1999-12-31
BIOGAN INTERNATIONAL INC
filed 2001-10-05
CIK 837179

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                        Commission file number: 000-31479

                           BIOGAN INTERNATIONAL, INC.
                                  (Name of small business issuer in its charter)

                   DELAWARE                                       58-1832055
(State or other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                                 Identification No.)

                  813 BERIAULT, SUITE 203                          J4G 1X7
                 LONGUEUIL, QUEBEC, CANADA                        (Zip Code)
          (Address of principal executive offices)

         Issuer's telephone number, including area code: (450) 651-6701

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
            NONE                                         NONE

             Securities registered under 12(g) of the Exchange Act:
                          COMMON STOCK $0.001 PAR VALUE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     For the twelve months ended December 31, 1999, Biogan International, Inc. reported no revenues.

     As of September 25, 2001, the aggregate market value of the voting stock held by nonaffiliates was approximately $2,478,330. The number of shares outstanding of the registrant's only class of common stock was 120,066,199 on September 25, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Transitional Small Business Disclosure Format. Yes | |    No |X|.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         We are a Delaware corporation that was incorporated on February 5, 1988 under the name H.W. Ronney and Company. We changed our name to Biogan Medical International, Inc. in March 1989 after merging with a company of that name, and then engaged in various medical-related enterprises under our new name. Prior to 1995, either directly or indirectly, through subsidiaries or other affiliates, we also engaged in business operations in a variety of other industries, undergoing several corporate restructurings during that time.

         In 1995, we began development of a new concept in electrical motors called the IntorCorp Motor. To assist in the development of our electrical motor concept, we entered into a consulting agreement with Technical Development Consultants, Inc., or TDC, an independent electrical engineering consulting firm. As part of the research and development process, our consultants formed a company called Collective Technologies, LLC, which company acquired any intellectual property rights held by TDC with respect to the IntorCorp Motor concept. We changed our name to Biogan International, Inc. in September 1997 to avoid any confusion that could result from the use of the word "medical" in our name because our emphasis at that time was to promote the development of the IntorCorp Motor.

         Effective February 1998, we entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor through an Idaho corporation, IntorCorp, Inc., in which we held a 50% ownership interest. In August 1999, we transferred all of our rights and interest in IntorCorp, Inc., including our interest in the IntorCorp Motor and the patent application to the eletromagnetic motor, in connection with an agreement with R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which we transferred our 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, we distributed these shares to our stockholders. Following this transaction, and having divested ourselves of certain assets related to the electrical motor industry and disposed of all of our subsidiaries and other interests in other affiliates and other entities, we began to focus our attention, experience and resources on developing a base metal mining and smelting operation in China because we believed that given the economic climate in China and the growth potential of both existing and undeveloped mines in the Hechi region, significant opportunities existed in the base metal industry in China.

         During 1999, we did not engage in any significant business activities other than divesting ourselves of our electric motor business and negotiating a Cooperative Joint Venture Contract, or the Joint Venture Agreement, with Hechi Industrial Co., Ltd., or Hechi, relating to the formation of a limited liability company, or the Joint Venture, under the laws of the Peoples' Republic of China. The Joint Venture was formed on January 27, 2000 for the purpose of engaging in the smelting and mining of non-ferrous metals in the Guangxi Province of China, and for the purpose of operating a copper smelter to produce blister copper. In preparation for the formation of the Joint Venture, in November 1999 Rulon Tolman and L. William Glazier resigned as Vice President and as President and Chief Executive Officer of Biogan, respectively, and Gilles Laverdiere, an experienced geologist in the mining industry, was appointed as our Chief Executive Officer and President. Mr. Laverdiere became a director of Biogan in November 1999 and also served as our Acting Chief Financial Officer from November 1999 until the appointment of Kerry D. Smith as our Chief Financial Officer in January 2001. Mr. Laverdiere served as Chairman of our Board of Directors from November 1999 until March 2000, at which time Kuang Yihuai, the Chairman of the Board and Chief Executive Officer of Hechi, became a director and the Chairman of the Board of Biogan.

         Hechi, originally owned by the Hechi Prefecture Government and formerly known as the Hechi Prefecture Mining Company, came under private ownership following the purchase of all of its assets and liabilities by its employees in June 1998. Operating since 1977, Hechi has become one of the largest enterprises in the regional mining community in the Guangxi Province, which is located in southeastern China approximately 500 kilometers northwest of Hong Kong, and was one of the first privately-owned mining enterprises in the Guangxi region. To our knowledge, Hechi is the only integrated base metal mining and smelting company in the Hechi Prefecture.

         Effective July 1, 2000, we entered into an Asset Purchase Agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain assets of Hechi and our assumption of certain of its liabilities, valued at approximately $24,000,000. On that same date, we contributed the assets and liabilities to the Joint Venture.

         On or about July 27, 2001, we were advised by our newly appointed legal counsel licensed to practice in the Peoples' Republic of China that the transactions contemplated in the Joint Venture Agreement and the Asset Purchase Agreement were not in compliance with certain regulatory laws of the Peoples' Republic of China and, therefore, are not valid. Prior to that determination, we believed that we had properly consummated the transactions with Hechi and, therefore, we focused entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since that time, we have been working diligently with both China and United States counsel to restructure the transactions with Hechi to ensure compliance with the laws of both the United States and the Peoples' Republic of China. Although we believe that a structure meeting the requisite legal requirements of the United States and the Peoples' Republic of China is achievable, we cannot provide any assurance that we will in fact be successful in that regard. We anticipate that the Hechi transactions, if successfully restructured, will result in a change in control of Biogan that will be accounted for as a reverse acquisition and will require us to use the historical financial information of Hechi as our financial information.

         We have never before operated a mining or smelting company. However, assuming we can adequately restructure the proposed transactions with Hechi, we believe that together with Hechi we have an established network of relationships and information resources that provide us with an advantage in establishing and maintaining a mining and smelting business in the area. In particular, because the Hechi Prefecture Government originally owned Hechi, management of Hechi has contacts with the local government that may assist us in obtaining the required mining permits and in targeting new projects.

         Assuming we are successful in restructuring the proposed transactions with Hechi, our goal is to further develop and expand Hechi's existing mining assets and enhance its smelting operations in order to establish Biogan as the preeminent integrated mining and smelting company in the Guangxi Province. Our strategy includes the introduction of capital and modern mining technologies to the Hechi region in order to further develop and produce the mineral resources in the region.

         The execution and success of our strategy is largely dependent upon our ability to raise necessary funds. Our future capital requirements depend in large part upon our ability to consummate restructured transactions with Hechi. Assuming we are successful in restructuring the transactions with Hechi, we anticipate our initial capital requirements will be approximately $7,300,000 for the expansion of the current capacity of Hechi's copper smelter and non-ferrous metals trading company. If we are not successful in this restructuring, our capital requirements should be significantly less because we have no current business operations and currently do not have plans to undertake other products or services.

         This amended Annual Report on Form 10-KSB has been prepared with the recent knowledge that the transactions with Hechi were not consummated.

EMPLOYEES

         As of September 25, 2001, we had three full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We operate from approximately 250 square feet of office space at 813 Beriault, Suite 203, Longueuil, Quebec, Canada, and approximately 250 square feet of office space at 55 University, Suite 1210, Toronto, Ontario, Canada. Both office spaces in Canada are under month-to-month tenancies.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    MARKET PRICE

         Until January 9, 2001, our common stock was traded on the National Association of Securities Dealers', or NASD's, OTC Electronic Bulletin Board under the symbol "BIGM." Effective at the opening of business on January 9, 2001, the NASD deleted all quotations of our common stock from the OTC Electronic Bulletin Board. Since January 9, 2001, our common stock has been quoted only sporadically from time to time in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency.

         The following table sets forth the high and low closing bid prices of our common stock during each quarter of the fiscal years ended December 31, 1998 and December 31, 1999, as reported on the OTC Electronic Bulletin Board:

                                                            HIGH         LOW
YEAR ENDED DECEMBER 31, 1998:
   First Quarter (January 1 - March 31)..............     $ 0.1400    $ 0.0880
   Second Quarter (April 1 - June 30)................       0.0985      0.0615
   Third Quarter (July 1 - September 30).............       0.0625      0.0365
   Fourth Quarter (October 1 - December 31)..........       0.0465      0.0205

YEAR ENDED DECEMBER 31, 1999:
   First Quarter.....................................       0.0450      0.0200
   Second Quarter....................................       0.0700      0.0210
   Third Quarter.....................................       0.3300      0.1300
   Fourth Quarter....................................       0.8500      0.2100

         As of September 25, 2001, we had approximately 629 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms that, in turn, hold shares of stock for beneficial owners.

    DIVIDEND POLICY

         We have never paid any dividends on our common stock and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. We expect that covenants in our future financing agreements will prohibit or limit our ability to declare or pay cash dividends.

    RECENT SALES OF UNREGISTERED SECURITIES

         On February 28, 1998, we issued an aggregate of 120,000 shares of our common stock to Charles E. Caylor pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, in consideration for finance and banking consulting services with a fair market value of $16,464.

         In February 1998 and in June 1998, we issued 30,000 and 62,500 shares of our common stock, respectively, to two Canadian investors pursuant to Regulation S of the Securities Act in exchange for $12,025 in cash.

         On June 8, 1998, we issued an aggregate of 105,320 shares of our common stock to Wadsworth and Smith, CPAs, R-Tec Engineering and Kelly Services, pursuant to Section 4(2) of the Securities Act, in consideration for accounting, engineering and financial consulting services with a fair market value of $20,116.

         In June 1998, we issued an aggregate of 263,045 shares of our common stock to Harrison Consulting pursuant to Regulation S of the Securities Act in consideration for financial consulting services with a fair market value of $21,044.

         In December 1998, we issued an aggregate of 240,564 shares of our common stock to one Canadian investor pursuant to Regulation S of the Securities Act in satisfaction of outstanding loans in the aggregate amount of $60,141.

         On June 10, 1999, we issued 235,080 shares of common stock to Wadsworth and Smith CPAs for non-audit related accounting services. On August 21, 1999, we issued 78,746 shares of common stock to Robert Montgomery, our Secretary, for legal services. On August 21, 1999 we issued 100,000 shares of common stock to Wadsworth and Smith, CPAs for non-audit related accounting services. The total fair market value of the above services was approximately $16,502, and we made each of the above issuances of shares pursuant to Section 4(2) of the Securities Act.

         In March 2000, we completed an offering of 8% secured convertible debentures in the aggregate amount of $2,035,000 to two investors pursuant to
Section 4(2) of the Securities Act. We issued a $2,000,000 debenture to CALP II, LLC, a Bermuda limited liability company, and a $35,000 debenture to Carbon Mesa Partners, LLC, a Nevada limited liability company. The $2,000,000 debenture subsequently was transferred to Thomson Kernaghan & Co., Limited, a Canadian limited liability company that as of September 25, 2001 held as agent for two limited partnerships beneficial ownership of in excess of 5% of the shares of our outstanding common stock. In connection with the issuance of the debentures, we issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of our common stock. The warrants have an initial exercise price of $0.60 per share and have cashless exercise provisions. The warrants expire on February 28, 2003. The shares of common stock underlying the debentures and the warrants are subject to piggyback and demand registration rights under the terms of a registration rights agreement.

         Prior to September 24, 2001, Thomson Kernaghan converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock, and we repaid $5,000 of the $35,000 principal amount of the debenture due to Carbon Mesa Partners. Prior to that date, we had become in default under the provisions of the debentures and a related registration rights agreement due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board and our failure to timely register with the Securities and Exchange Commission for resale the shares of common stock issued or issuable upon conversion of the debentures and upon exercise of the related warrants. As of September 24, 2001, we and Thomson Kernaghan entered into amendments to the Thomson Kernaghan debenture and the registration rights agreement, which amendments included waivers by Thomson Kernaghan of defaults under its debenture and waivers on behalf of both debenture holders of defaults under the registration rights agreement.

         Initially, both debentures were set to mature on February 28, 2002 and had interest payments due on a quarterly basis. However, the amendment to the Thomson Kernaghan debenture extended the maturity date of that debenture to February 28, 2003 and provided that interest on that debenture shall continue to accrue on that debenture but shall be payable quarterly in arrears beginning March 31, 2002, and that the principal balance of that debenture is increased by $650,000 to $2,120,000 in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both of the debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate.

         Subject to beneficial ownership limitations described below, a debenture holder is entitled, at its option, to convert $10,000 or more of the balance of its debenture into shares of our common stock at any time until the maturity date. A debenture holder may not convert more than one-third of the original principal amount of its debenture during any 30 consecutive days or sell more than a number of shares of our common stock equal to $208,000, in the case of the Thomson Kernaghan debenture, or $35,000, in the case of the other debenture, divided by the applicable conversion rate. In addition, except with respect to an automatic conversion or while there is outstanding a tender offer for any or all of the shares of our common stock, a holder may not convert a debenture to the extent that, after the conversion, the holder and its affiliates would beneficially own more than 9.99% of our outstanding common stock. Any debentures not previously converted as of the maturity date automatically will be converted at the then-applicable conversion rate.

         Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of our common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the additional $650,000 principal amount of the Thomson Kernaghan debenture shall not be less than $0.025 per share. However, if we fail to file all reports required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and/or fail to continue our status as an issuer required to file reports under the Exchange Act, then the conversion rate under the Carbon Mesa debenture will be amended to equal 90% of the conversion rate otherwise applicable, and Carbon Mesa may require us to immediately redeem for cash the outstanding portion of its debenture. The redemption amount would be calculated by dividing the sum of the outstanding principal balance plus accrued interest by the conversion rate in effect on the date of redemption, and then multiplying that quotient by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

         We did not engage underwriters in connection with any of the above issuances. Each of the purchasers was in a position to insist upon the issuer providing him with information more extensive than that contained in a registration statement. Each of the purchasers had access to all material information regarding Biogan prior to the offer or sale. These offers and sales of common stock are believed to have been exempt from the registration requirements of Section 5 of the Securities Act pursuant to either Section 4(2) or Regulation S, as the case may be, and by available provisions of similar applicable state securities laws exempting from registration or qualification the offer and sale of our securities. Services described above as being rendered in exchange for the issuances of shares were valued based upon the billing rates of the service providers.

    DESCRIPTION OF SECURITIES

         Our authorized capital stock consists of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 shares of preferred stock, 31,300 shares have been designated as Series A Convertible Preferred Stock, or Series A Preferred Stock, and the remaining 9,968,700 shares are undesignated. As of September 25, 2001, there were 120,066,199 shares of common stock outstanding held by approximately 629 holders of record and 1,100 shares of Series A Preferred Stock outstanding held by one holder of record. We also had outstanding debentures that were convertible into shares of common stock. The following is a summary description of our capital stock and convertible debentures.

         Common Stock
         ------------

         The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters to be voted upon generally by the stockholders.

         The common stock is not entitled to preemptive or preferential rights. There are no redemption or sinking fund provisions applicable to our common stock. Upon liquidation, dissolution or winding up of Biogan, the assets legally available for distribution to our stockholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, following payment of all of our debts and liabilities and fulfillment of the rights of any outstanding class or series of preferred stock that has priority to distributed assets. The rights of holders of common stock are subordinate to those of holders of any series of preferred stock.

         Preferred Stock
         ---------------

         Our board of directors is authorized to issue from time to time, without stockholder authorization, in one or more designated series, any or all of our authorized but unissued shares of preferred stock with any dividend, redemption, conversion and exchange provision as may be provided in that particular series.

         The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock. Issuance of a new series of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of entrenching our board of directors and making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, a majority of our outstanding voting stock. Other than shares of Series A Preferred Stock that we may issue if we are successful in restructuring the Hechi transaction, we have no present plans to issue any shares of or to designate any series of preferred stock.

         Below is a summary of the terms of our Series A Preferred Stock. Copies of the full text of the various documents comprising our certificate of incorporation are filed as exhibits to this document.

         Series A Preferred Stock
         ------------------------

         We filed an Amended Certificate of Designations of Series A Convertible Preferred Stock with the Delaware Secretary of State on August 1, 2000, which certificate fixed, altered and amended the rights, preferences, privileges and restrictions relating to our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, into 12,000 shares of our common stock. However, we have agreed with the holder of the outstanding shares of Series A Convertible Preferred Stock that such holder may not convert shares of Series A Convertible Preferred Stock to the extent that such conversion would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock.

         Holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of our common stock, and each share of Series A Preferred Stock is entitled to one vote for each full share of common stock into which the share of Series A Preferred Stock is convertible on the record date for the vote. Shares of Series A Preferred Stock are not entitled to any dividends.

         In the event of any liquidation, dissolution or winding up of our affairs, either voluntary or involuntary, the holders of shares of Series A Preferred Stock are entitled to receive for each share of Series A Preferred Stock then held, out of our assets available for distribution to stockholders and prior and in preference to any distribution of any of our assets to the holders of our common stock, an amount equal to $1.00 plus an amount equal to the amount that the holders would have received had the holders converted their shares of Series A Preferred Stock to shares of common stock immediately prior to the liquidation, dissolution or winding up. The holders of Series A Preferred Stock are not entitled to any redemption, nor are there any sinking fund provisions with respect to the shares. In addition, there are no preemptive rights applicable to our Series A Preferred Stock.

         Convertible Debentures
         ----------------------

         To assist us in financing our required contributions to the Joint Venture under the terms of the Joint Venture Agreement and the Asset Purchase Agreement that we now are attempting to restructure, we raised an aggregate of $2,035,000 in an offering of 8% secured convertible debentures on March 29, 2000. We issued a $2,000,000 debenture to CALP II, LLC, a Bermuda limited liability company, and a $35,000 debenture to Carbon Mesa Partners, LLC, a Nevada limited liability company. The $2,000,000 debenture subsequently was transferred to Thomson Kernaghan & Co., Limited, a Canadian limited liability company that as of September 25, 2001 beneficially owned in excess of 5% of the shares of our outstanding common stock.

         From the proceeds from the sale of the debentures, we paid $1,500,000 to the Joint Venture, which was used primarily to purchase metal concentrates, retained $335,000 for working capital purposes, and paid $200,000 to Thomson Kernaghan as commissions and administrative fees. Because the transactions with Hechi need to be restructured, we have agreed with Hechi that the funds we have already paid to the Joint Venture constitute a non-refundable advance as consideration for Hechi's continuing to negotiate with us to consummate the proposed transactions.

         Prior to September 24, 2001, Thomson Kernaghan converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into shares of our common stock, and we repaid $5,000 of the $35,000 principal amount of the debenture due to Carbon Mesa Partners, LLC. Prior to that date, we had become in default under the provisions of the debentures and a related registration rights agreement due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board and our failure to timely register with the Securities and Exchange Commission for resale the shares of common stock issued or issuable upon conversion of the debentures and upon exercise of the related warrants. As of September 24, 2001, we and Thomson Kernaghan entered into amendments to the Thomson Kernaghan debenture and the registration rights agreement, which amendments included waivers by Thomson Kernaghan of defaults under its debenture and waivers on behalf of both debenture holders of defaults under the registration rights agreement.

         Initially, both debentures were set to mature on February 28, 2002 and had interest payments due on a quarterly basis. However, the amendment to the Thomson Kernaghan debenture extended the maturity date of that debenture to February 28, 2003 and provided that interest on that debenture shall continue to accrue on that debenture but shall be payable quarterly in arrears beginning March 31, 2002, and that the principal balance of that debenture is increased by $650,000 to $2,120,000 in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both of the debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate.

         Subject to beneficial ownership limitations described below, a debenture holder is entitled, at its option, to convert $10,000 or more of the balance of its debenture into shares of our common stock at any time until the maturity date. A debenture holder may not convert more than one-third of the original principal amount of its debenture during any 30 consecutive days or sell more than a number of shares of our common stock equal to $208,000, in the case of the Thomson Kernaghan debenture, or $35,000, in the case of the other debenture, divided by the applicable conversion rate. In addition, except with respect to an automatic conversion or while there is outstanding a tender offer for any or all of the shares of our common stock, a holder may not convert a debenture to the extent that, after the conversion, the holder and its affiliates would beneficially own more than 9.99% of our outstanding common stock. Any debentures not previously converted as of the maturity date automatically will be converted at the then-applicable conversion rate.

         A debenture holder may declare the entire unpaid principal balance and all accrued but unpaid interest immediately due and payable upon an event of default under its debenture. Events of default include:

         o an uncured failure to make payments due under the debentures or to perform or observe any obligation under either of the debentures or related agreements,
         o our written admission that we are insolvent, our making an assignment for the benefit of creditors or commencing proceedings for dissolution, or our application for the appointment of a trustee, liquidator or receiver;
         o the institution of voluntary or involuntary bankruptcy, reorganization, insolvency or liquidation proceedings against us that are not dismissed within 60 days;
         o the entry of a judgment or writ of attachment in excess of $200,000 that remains unpaid, unvacated, unbonded or unstayed for 60 days or during the five days prior to the date of any proposed sale under the judgment or writ; or
         o the suspension of trading or delisting from an exchange or the NASD's OTC Electronic Bulletin Board of our common stock for more than five trading days after our common stock is relisted on an exchange or on the NASD's OTC Electronic Bulletin Board.

         Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of our common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the additional $650,000 principal amount of the Thomson Kernaghan debenture shall not be less than $0.025 per share. However, if we fail to file all reports required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and/or fail to continue our status as an issuer required to file reports under the Exchange Act, then the conversion rate under the Carbon Mesa debenture will be amended to equal 90% of the conversion rate otherwise applicable, and Carbon Mesa may require us to immediately redeem for cash the outstanding portion of its debenture. The redemption amount would be calculated by dividing the sum of the outstanding principal balance plus accrued interest by the conversion rate in effect on the date of redemption, and then multiplying that quotient by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

         As of September 25, 2001, we had a total of 120,066,199 shares of common stock outstanding, and the debentures were convertible into approximately 94,284,932 shares of our common stock at an assumed conversion price of $0.025 if contractual limitations on conversion were disregarded. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. Our stockholders could, therefore, experience substantial dilution and a decline in the value of their investment as a result of the conversion of the debentures and the sale of the shares of common stock issuable upon conversion of the debentures.

         Our stockholders also could experience a decline in the value of their investment if the debenture holders engage in short sales. Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales can create a downward pressure on the price of the security. If the holders of our debentures or Series A Convertible Preferred Stock or others sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease. The decrease in market price would allow holders of our debentures to convert their debentures into an increased number of shares of our common stock based upon a discount on the market price of our common stock. Further sales of common stock issued upon conversion of debentures could cause even greater declines in the price of our common stock. The downward pressure on the market price caused by conversion of debentures, and the sale of the underlying shares of common stock, could encourage short sales by the debenture holders and others and could further undermine the value of our common stock. Thomson Kernaghan agreed in the September 2001 amendment to its debenture not to sell short any of our common stock until the earlier of the repayment or the maturity of its debenture. However, we cannot provide any assurance that Thomas Kernaghan will not engage in short sales after that date or that others will not engage in short sales either before or after that date.

         If we are limited in our ability to issue shares upon the conversion of the convertible debentures, due either to a limitation on our number of authorized shares or the applicable rules of the principal securities market on which our shares of common stock are listed or traded, and if we are unable to remedy this situation, then the debenture holders will have the option to elect one or both of the following remedies with respect to the unconverted portions of the convertible debentures:

         o require us to issue shares of our common stock in accordance with the holder's notice of conversion at a conversion price equal to the average of the closing bid prices per share of our common stock for any five consecutive trading days during the sixty trading days immediately preceding the date of the holder's notice of conversion; or
         o require us to redeem each unconverted debenture for an amount, payable in cash, equal to the outstanding principal balance plus accrued interest, divided by the conversion rate in effect on the date of redemption, multiplied by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

         Upon a merger, consolidation or sale or transfer of all or substantially all of our assets pursuant to which our stockholders are entitled to receive securities or property in exchange for shares of our common stock, each debenture holder may convert their convertible debenture and be entitled to such securities or property as if the conversion had taken place prior to the merger, consolidation, sale or transfer. In the event of any proposed merger, consolidation, sale or transfer, the debenture holders have the right to convert their convertible debentures by delivering a notice of conversion to us within 15 days of receipt of notice of such sale. If a holder elects not to convert, then we may prepay the outstanding principal balance and accrued interest on the debenture by paying a redemption price equal to the conversion rate applicable on that date, less all amounts required by law to be deducted. If we spin off or otherwise divest a part or all of our business or operations in a transaction in which securities of another entity are issued to our stockholders, then any unconverted debentures will be deemed converted for the purpose of determining security holders entitled to such securities, with such securities to be paid upon conversion of the debentures.

         We may, at our option, prepay all or part of the outstanding principal and interest balance of the debentures. Any redemption is to be in an aggregate principal amount of at least $100,000 and made pro rata among all of the holders of the convertible debentures based on the then-outstanding balances due under the debentures. Redemptions under the Thomson Kernaghan and Carbon Mesa debentures are to be made at a redemption price equal to 100% or 125%, respectively, of the amount to be redeemed. If we serve a redemption notice, Carbon Mesa will retain conversion rights, up to a maximum of 50% of the amount subject to the redemption, for two business days following receipt of the redemption notice. We may not serve any redemption notice without having the necessary cash or credit facilities immediately available to cover the redemption price.

         In connection with the issuance of the debentures, we issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of our common stock. The warrants have an initial exercise price of $0.60 per share and also have cashless exercise provisions. The warrants expire on February 28, 2003. In addition, the warrants contain piggyback and demand registration rights, which rights are discussed further below.

         The debentures initially were secured by a standby letter of credit in the amount of $1,200,000 issued by the Bank of India. However, the letter of credit has since expired. Under the September 2001 amendment, the Thomson Kernaghan debenture became secured by our assets. The Thomson Kernaghan debenture also continues to be secured by 28,800,000 shares of our common stock, or the pledged shares. The pledged shares are being held in escrow under the terms of a pledge agreement dated March 8, 2000. The pledge agreement provides that, unless and until an event of default occurs, the pledged shares shall be deemed unissued shares for the purpose of voting and other powers of ownership. Any dividends, whether in cash or stock, paid with respect to the pledged shares will be added to the pledged shares as additional collateral.

         Under the pledge agreement, an event of default includes a false or misleading representation or warranty made in the pledge agreement, our failure to observe or perform any covenant in the pledge agreement or to cure such failure within five days after discovery or notice of such failure, and the occurrence of any event of default under the debentures. Upon the occurrence of an event of default under the pledge agreement, a pledgee will have the sole and exclusive right to exercise all voting powers and other powers of ownership related to the pledged shares and any other collateral. Notwithstanding anything in the pledge agreement, no pledgee may beneficially own in excess of 9.99% of the outstanding shares of our common stock, as provided in the debentures. In addition, upon an event of default, a pledgee may sell the pledged shares and any other collateral unless the debentures have been paid in full. The pledge agreement terminates upon satisfaction of all of our obligations under the debentures and under the registration rights agreement we entered into in connection with the issuance of the debentures and related warrants.

         The registration rights agreement obligated us to file a registration statement under the Securities Act within 30 days following the sale of the debentures for the purpose of registering for resale shares of our common stock issuable upon conversion of the debentures and upon exercise of the warrants. In order to ensure that the registration statement covers all of the shares issuable upon conversion of the debentures and exercise of the warrants, we were required to register no less than 200% of the aggregate number of shares into which the debentures are convertible and for which the warrants are exercisable at the time of filing the registration statement. Penalties for failure to timely file and obtain effectiveness of the registration statement include our monthly payment to the debenture holders of 2% to 3% of the purchase price for the debentures and the right of the debenture holders to cause us to fully redeem the debentures in cash within three days.

         Due to our failure to file the required registration statement, penalties totaling approximately $956,000 became due. Instead of paying those penalties or any future penalties under those provisions, we agreed in the September 2001 amendment to the registration rights agreement to increase the principal amount of the Thomas Kernaghan debenture by $650,000. We also agreed that on or before November 30, 2001, we will file with the Securities and Exchange Commission all securities filings that are required to be filed prior to that date and secure and maintain the listing of our common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, we agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the related warrants. If we fail to comply with these filing or relisting requirements, then the principal amount of the Thomson Kernaghan debenture will increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this amended Annual Report on Form 10-K. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding capital we might need and revenues we might earn if we are successful in restructuring the Hechi transactions and implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors including, without limitation, anticipated trends in our financial condition and results of operations.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We were incorporated on February 5, 1988 under the laws of the State of Delaware. Historically, we had been engaged in the development of electrical motors. In 1999, we entered into certain transactions with R-Tec Corporation through which we divested ourselves of assets related to the electrical motor industry.

         In the year 2000, we entered into the Joint Venture Agreement with Hechi, in anticipation of changing the focus of our business to the smelting and mining of non-ferrous metals in the Guangxi Province of China. However, in July 2001, we were advised that the transactions were not in compliance with the laws of the Peoples' Republic of China. Since that time, we have focused our efforts on restructuring the transactions with Hechi in a manner that complies with the laws of both the Peoples' Republic of China and the United States.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         We had no significant revenues in the two-year period ended December 31, 1999. The net income for the year ended December 31, 1998 resulted from the recovery and cancellation of 3,553,000 shares of common stock from Frank Wright, a shareholder of Biogan, in connection with a settlement agreement signed by Biogan and Mr. Wright. We believed that we were entitled to recover the shares because no consideration was paid for their issuance. The recovery and cancellation of the shares was recognized as a reduction in shares for restitution, which was reported in prior financial statements under stock restitution expense and was reported as stock recovery income of $888,250 in the December 31, 1998 statement of operations. This was a non-cash accounting transaction. We would have had a net loss of $305,695 for 1998 without the effect of this transaction. For the year ended December 31, 1999, we had a net loss of $238,263.

LIQUIDITY AND CAPITAL RESOURCES

         During and since 1999, we have funded our activities primarily from loans from private parties in exchange for promissory notes, and capital contributions from Gilles Laverdiere, our current President and Chief Executive Officer. In March 2000, we completed an offering of two 8% secured convertible debentures in the initial principal amounts of $2,000,000 and $35,000, respectively. From the proceeds of those debentures, we paid $1,500,000 to the Joint Venture, which was used primarily to purchase metal concentrates, retained $335,000 for working capital purposes, and paid $200,000 to Thomson Kernaghan & Co., Limited as commissions and administrative fees. Because the transactions with Hechi need to be restructured, we have agreed with Hechi that the funds we have already paid to the Joint Venture constitute a non-refundable advance as consideration for Hechi's continuing to negotiate with us to consummate the proposed transactions.

         In August and December 2000, the holder of the $2,000,000 debenture converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into shares of our common stock. Subsequently, we repaid $5,000 of the $35,000 principal amount of the other debenture. Initially, both debentures were set to mature on February 28, 2002 and had interest payments due on a quarterly basis. However, a September 2001 amendment to the debenture that then had a remaining principal balance of $1,470,000 extended the maturity date of that debenture to February 28, 2003 and provided that interest on that debenture shall continue to accrue on that debenture but shall be payable quarterly in arrears beginning March 31, 2002 and that the principal balance of that debenture is increased by $650,000 in settlement of penalties outstanding under a related registration rights agreement. Accrued interest under both of the debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. To the extent amounts due under the debentures are converted into common stock, we will not have to repay those amounts.

         We have no current business operations, have not been successful in generating cash from our development stage activities in the past and cannot assure you that we will be able to do so in the future. Our capital requirements for the next twelve months will depend upon many factors, including our ability to restructure and consummate the proposed transactions with Hechi. Assuming we consummate those transactions, our capital requirements will include approximately $7,300,000 to be used in connection with the new business, including approximately $5,000,000 necessary to expand the annual capacity of Hechi's copper smelter from 6,500 tons to 12,000 tons of copper, and approximately $2,300,000 to increase by 50% the annual volume of concentrates that are currently traded by Hechi's non-ferrous metals trading company.

         To date, we have made some preliminary contacts in an effort to raise funds in anticipation of the restructured transactions. We anticipate the funds may be available to us in the third or fourth quarter of 2002. If we are not successful in this restructuring, our capital requirements will be significantly less because we have no current business operations.

         To the extent we are in need of additional financing, there can be no assurance that we would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of our common stock, there can be no assurance that we will be able to raise additional cash through public or private offerings of our common stock. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

         If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our planned operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our planned operations.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase or hold any shares of our common stock.

THE SUCCESS OF OUR CURRENT BUSINESS PLAN DEPENDS UPON OUR ABILITY TO RESTRUCTURE SUCCESSFULLY THE HECHI TRANSACTIONS. IF WE ARE UNSUCCESSFUL IN THE RESTRUCTURING, WE WILL NEED TO INVEST OUR TIME AND RESOURCES IN IDENTIFYING AND PURSUING OTHER BUSINESS OPPORTUNITIES AND WILL BE UNABLE TO GENERATE OPERATING REVENUES DURING THAT TIME PERIOD.

         During 1999 and 2000, we formed the Joint Venture with Hechi for the purpose of engaging in the smelting and mining of non-ferrous metals in the Guangxi Province of China, and for the purpose of operating a copper smelter to produce blister copper. On or about July 27, 2001, we were advised by our newly appointed legal counsel licensed to practice in the Peoples' Republic of China that the transactions contemplated in connection with the Joint Venture were not in compliance with certain regulatory laws of the Peoples' Republic of China and, therefore, are not valid. Since that determination, we have been working diligently with both China and United States counsel to restructure the transactions with Hechi to ensure compliance with the laws of both the United States and the Peoples' Republic of China. Until July 27, 2001, we believed that we had properly consummated the transactions with Hechi, and as such, we were focused entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since that time, we have focused our efforts on restructuring the proposed transactions with Hechi. Although we believe that a structure meeting the requisite legal requirements of the United States and the Peoples' Republic of China is achievable, we cannot provide any assurance that we will in fact be successful in that regard. If we are unsuccessful in restructuring the transactions with Hechi, we will be unable to consummate our current business plans and will need to invest our time and resources in identifying and pursuing other business opportunities and will be unable to generate operating revenues during that time period.

WE HAVE A HISTORY OF LOSSES THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS.

         Our 1999 financial statements have been prepared assuming we will continue as a going concern. We incurred significant net operating losses in each of the years ended December 31, 1999 and 1998 and had a stockholders' deficiency of $5,024,010 at December 31, 1999. We are in covenant default under our convertible debentures due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board. Our recurring losses from development stage activities raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountant to include in his unqualified opinion covering our 1999 financial statements an explanatory paragraph related to our ability to continue as a going concern. Our 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We currently have no business operations. If we are unable to attain or maintain profitable operations in the future, there may be a material adverse effect on our cash flows, which could cause us to violate other covenants under our convertible debentures and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL. IF WE OBTAIN FINANCING THROUGH THE ISSUANCE OF EQUITY SECURITIES, FURTHER DILUTION TO EXISTING STOCKHOLDERS MAY RESULT. WE MAY BE REQUIRED TO OBTAIN FINANCING THROUGH ARRANGEMENTS THAT MAY REQUIRE US TO RELINQUISH RIGHTS TO OR CONTROL OF OUR ASSETS.

         During and since 1999, we have funded our activities primarily from loans from private parties in exchange for promissory notes, and capital contributions from Gilles Laverdiere, our current President and Chief Executive Officer. We have no current business operations, have not been successful in generating cash from our development stage activities in the past and cannot assure you that we will be able to do so in the future. Our capital requirements for the next twelve months will depend upon many factors, including our ability to restructure and consummate the proposed transactions with Hechi. Assuming we consummate those transactions, our capital requirements will include approximately $7,300,000 to be used in connection with the new business. If we are not successful in this restructuring, our capital requirements will be significantly less because we have no current business operations.

         To the extent we are in need of additional financing, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our operations.

CONVERSION OF OUR OUTSTANDING CONVERTIBLE DEBENTURES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE BECAUSE THE CONVERSION PRICE OF THOSE DEBENTURES DEPENDS UPON THE MARKET PRICE OF OUR COMMON STOCK, AND THERE IS NO CEILING ON THE NUMBER OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE UPON CONVERSION OF THOSE DEBENTURES.

         We have issued to two investors debentures that are convertible into shares of our common stock at a price equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of September 25, 2001, we had a total of 120,066,199 shares of common stock outstanding, and the debentures were convertible into approximately 94,284,932 shares of our common stock at an assumed conversion price of $0.025 if contractual limitations on conversion were disregarded. The number of shares that those debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures.

IF THE HOLDERS OF OUR OUTSTANDING SECURITIES OR OTHERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OF CONVERTIBLE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales can create a downward pressure on the price of the security. If the holders of our convertible debentures or Series A Convertible Preferred Stock or others sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease. The decrease in market price would allow holders of our convertible debentures that have a conversion price based upon a discount on the market price of our common stock to convert their debentures into an increased number of shares of our common stock. Further sales of common stock issued upon conversion of debentures could cause even greater declines in the price of our common stock. The downward pressure on the market price caused by conversion of debentures, and the sale of the underlying shares of common stock, could encourage short sales by the debenture holders and others and could further undermine the value of our common stock.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE OR DECLINE.

         Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control and which include the following:

         o our ability to successfully restructure and consummate the transactions with Hechi;
         o the level of demand for base metal products within China and internationally;
         o the prices that we will be able to charge for mineral products assuming we are able to consummate the transactions with Hechi;
         o costs related to possible acquisitions of new mines or technologies to modernize mining operations;
         o regulatory changes affecting the Chinese mining community generally or our operation of mines; and
         o the amount and timing of capital expenditures and other costs relating to the expansion of smelting operations.

         Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. Assuming we successfully consummate the transactions with Hechi, we plan to increase our expenditures for our marketing operations and to expand and develop Hechi's mining and smelting operations to increase production and sales of products. We cannot assure you that our revenues will increase in proportion to our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses. If our operating results do not consistently meet the expectations of securities analysts or investors, our stock price may fluctuate or decline.

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following or other factors, many of which are beyond our control:

         o    variations in our quarterly operating results;
         o material announcements by us or our competitors of mining developments, strategic partnerships, joint ventures or capital commitments;
         o general economic and political conditions in China and in the mining industry; and
         o    regulatory developments.

         The price at which you purchase shares of our common stock may not be indicative of the price of our common stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Such litigation could result in substantial costs and a diversion of management's attention and resources.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CURRENT MANAGEMENT TEAM AND RECRUIT ADDITIONAL KEY MANAGEMENT PERSONNEL.

         Our success is highly dependent upon the continued services of key managerial employees both in the United States and in China, including our President and Chief Executive Officer, Gilles Laverdiere, and Kuang Yihuai, our Chairman of the Board. Mr. Laverdiere is an experienced geologist in the mining industry and has financial and technology contacts upon which Biogan is relying in its new business focus. Mr. Yihuai is the Chairman and Chief Executive Officer of Hechi and has substantial skills, experience and contacts that Biogan believes will aid in its business operations assuming a successful restructuring of the Hechi transactions is achieved. We have not entered into any employment agreements with any of our executive officers. We do not currently maintain key-man life insurance policies on any member of management. Consequently, the loss of Mr. Laverdiere or Mr. Yihuai or one or more other key members of management could have a material adverse effect on us.

         Our success also depends upon our ability to recruit, assimilate and retain other qualified employees. China's current economic restructuring and the corresponding creation of a liquid market for skilled employees may lead to problems retaining local Chinese management. The loss of key employees and/or the inability to attract and retain management personnel could result in a management shortage and inefficient production, which would have a material adverse effect on us.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

BECAUSE OUR COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         There is currently an extremely limited trading market for our common stock. Until January 9, 2001, our common stock was traded on the NASD's OTC Electronic Bulletin Board under the symbol "BIGM." Effective January 9, 2001, the NASD deleted all quotations of our common stock from the OTC Electronic Bulletin Board. Since that time, our common stock has been quoted only sporadically from time to time in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency. There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. Consequently, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

OUR PREFERRED STOCK MAY CAUSE OR PREVENT A TAKEOVER OF BIOGAN, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. As of September 25, 2001, a total of 1,100 shares of our Series A Convertible Preferred Stock were outstanding, and each of those shares was convertible into 12,000 shares of our common stock. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock provides desired flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of preferred stock could result in a change in control, such as the change in control that we anticipate will occur if the Hechi transactions are successfully restructured, which change in control would diminish the voting power of our existing stockholders. The issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of Biogan even if a change in control would be beneficial to our stockholders. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         Section 203 of the General Corporation Law of Delaware prohibits us from engaging in business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of Biogan without action by our stockholders, even if a change in control would be beneficial to our stockholders. Consequently, these provisions could adversely affect the price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS

         Our audited financial statements for the years ended December 31, 1999 and December 31, 1998 are submitted as a separate section of this Annual Report on Form 10-KSB beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 10, 2000, we filed a Current Report on Form 8-K to report the resignation of George Brenner, C.P.A. and the engagement of Bersch Accounting as our independent accountants, effective as of August 7, 2000. In our two most recent fiscal years and subsequent interim period preceding Mr. Brenner's resignation, there were no disagreements between Biogan and Mr. Brenner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Brenner, would have caused Mr. Brenner to make reference to the subject matter of the disagreement in connection with his reports. Mr. Brenner's reports on our financial statements for the prior two fiscal years contained no adverse opinion and no disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Mr. Brenner dated May 13, 1999 appearing in our Annual Report on Form 10-KSB for the year ended December 1998 and the report of Mr. Brenner contained in this Annual Report on Form 10-KSB include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our decision to accept the resignation of Mr. Brenner and to engage Bersch Accounting was approved by our board of directors.

         On February 26, 2001 and March 8, 2001, we filed Current Reports on Form 8-K to report a change in our independent certifying accountants. The February 26, 2001 Form 8-K was amended on March 8, 2001, March 15, 2001 and March 27, 2001, to report the engagement of KPMG LLP as our new independent certified public accountants on February 20, 2001 and our dismissal of Bersch Accounting, which engagement and dismissal were approved by our board of directors. Bersch Accounting did not render a report on our financial statements. Following the termination of our relationship with Bersch Accounting, we received letters from Bersch Accounting stating that there were disagreements between Bersch Accounting and us. These letters are incorporated by reference as exhibits to this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below is information with respect to our directors and executive officers as of September 25, 2001:

         NAME                     AGE     TITLES
         ----                     ---     ------
         Kuang Yihuai               50    Chairman of the Board
         Gilles Laverdiere          47    President, Chief Executive Officer and Director
         Kerry D. Smith             47    Chief Financial Officer, Vice President
         Ronald J. Tolman           49    Vice President, Operations and Director
         Robert C. Montgomery       53    Secretary
         Kuang Zhong                27    Director
         Pierre O'Dowd              45    Director

BUSINESS EXPERIENCE

         KUANG YIHUAI has served as a director and Chairman of the Board of Directors of Biogan since March 2000. In addition, since March 2000, Mr. Yihuai has served as the Chief Executive Officer and Chairman of the Board of Directors of Hechi. He acted as President of Hechi Prefecture Mining Company from 1988 until its privatization in June 1998, and as President of Hechi Industrial Co., Ltd. since June 1998. Mr. Kuang Yihuai is the uncle of Mr. Kuang Zhong.

         GILLES LAVERDIERE has served as our Chief Executive Officer and President since November 1999. Mr. Laverdiere has been a director of Biogan since November 1999, and served as Chairman of the Board of Directors from November 1999 until March 2000. In addition, he served as our Acting Chief Financial Officer from November 1999 until January 2001. Prior to joining Biogan, Mr. Laverdiere served as Chief Executive Officer and Chairman of the Board of Directors of Tiaro Bay Resources Inc. from 1996 until 1999. Since 1985, he has served as President and Chief Executive Officer of Giminex, Inc., a mining and exploration consulting firm, and since 1998, he has served as President and a director of Exploration Mirandor Inc., an exploration junior mining company that was publicly traded on the Montreal Stock Exchange under the symbol "MIQ" until May 17, 2001. As a consultant to mining and exploration ventures, Mr. Laverdiere evaluated mining prospects and negotiated and structured financing for various mining companies. Mr. Laverdiere received a B.S. in geology in 1978 from the University of Montreal and a License in ecology in 1996 from the University du Quebec in Abitibi-Temiscamingue.

         KERRY D. SMITH has served as the Chief Financial Officer and a Vice President of Biogan since January 2001. From 1996 until 2000, Mr. Smith served as a Senior Mining Analyst of Merrill Lynch Canada Inc., formerly known as Midland Walwyn Capital Inc. From 1995 until 1996, he served as a Senior Mining Analyst of RBC Dominion Securities Inc. Mr. Smith received a B.A.Sc. in mining engineering in 1978, and an M.B.A. in finance and production from Queen's University in 1980.

         RONALD J. TOLMAN has served as a Vice President of Biogan since December 1994, and Acting Vice President, Operations since March 2000. In addition, Mr. Tolman has been a member of our Board of Directors since 1995. Previously, Mr. Tolman worked as an administrator of operations and fiscal officer for the Idaho State Department of Insurance. Mr. Tolman received a B.S. in accounting and a B.A. in finance in 1978 from Boise State University, and is a candidate for an M.B.A. from Boise State University.

         ROBERT C. MONTGOMERY has served as Secretary of Biogan since March 2000. In addition, Mr. Montgomery has advised us in the drafting and negotiating of contracts and other legal matters. He received a J.D. from the University of Idaho in 1974 and is licensed to practice law in the State of Idaho, where he has conducted a private law practice since 1974.

         KUANG ZHONG has served as a member of our Board of Directors since March 2000. In addition, Mr. Zhong has served as a director of Hechi since March 2000. From June 1995 to June 1998, he served as a director of Fengshan Gold Mine in Guangxi, China. Mr. Kuang Zhong is the nephew of Mr. Kuang Yihuai. He received a degree in base metal metallurgy from Zhong Nan Industrial University in China in 1995.

         PIERRE O'DOWD has served as a director of Biogan since March 2000. In addition, from 1995 to October 1999, Mr. O'Dowd served as a consulting geologist and Vice President of Exploration for Noveder, Inc., a junior mining exploration company in Canada. Since October 1999, Mr. O'Dowd has served as President of Noveder, Inc. From 1979 to 1992, Mr. O'Dowd worked as a project geologist in Canada and South America. He received a D.E.C. Sciences Degree from Maisonneuve College in Montreal in 1974 and a B.S. in geology in 1978 from Montreal University.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors. Currently there are no committees of the board of directors. Rulon Tolman and L. William Glazier resigned as Vice President and President and Chief Executive Officer, respectively, in November 1999. Steven Yishyun Chi resigned as a director in February 2001, and Gerald Sneddon resigned as a director in March 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, requires our directors, executive officers and persons who beneficially own more than 10% of any registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Such persons are also required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file with the Securities and Exchange Commission.

         To our knowledge, based upon a review of the copies of such reports furnished to us and upon oral representations made to us that no other reports were required to be filed during our fiscal year ended December 31, 1999, all reporting requirements under Section 16(a) for the fiscal year ended December 31, 1999 were met in a timely manner by our directors, executive officers and holders of more than 10% of any registered class of our equity securities.

ITEM 10. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation paid to our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer received an annual salary and bonus of more than $100,000 for services rendered to us during this period of time nor did any other executive officer provide services valued at more than $100,000.
                                                             ANNUAL COMPENSATION
              NAME AND                                             SALARY
              POSITION                     YEAR                     ($)
              --------                     ----                   -----
Gilles Laverdiere..................        1999                  $7,300(1)
   President and Chief Executive           1998                      --
   Officer                                 1997                      --
--------------------

(1) Although Mr. Laverdiere did not receive any compensation during the year ended December 31, 1999, the amount shown in the table reflects the fair value of the services he provided to Biogan during that period.

         We have not granted any stock options or stock appreciation rights to any of our executive officers. Directors are not compensated for any services they may provide as directors on our board of directors. We have not entered into any employment agreements with our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 25, 2001, by:

         o each person known by us to own beneficially 5% or more of our outstanding common stock;
         o    each of our directors;
         o each of our executive officers named in the summary compensation table above; and
         o    all of our directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 120,066,199 shares of our common stock and 1,100 shares of our Series A Convertible Preferred Stock issued and outstanding as of the date of the table. Beneficial ownership and, accordingly, percent of class ownership, is calculated in accordance with Rule 13d-3 of the Securities Act.

         Each of the natural persons listed in the table beneficially owns only outstanding shares of common stock. Thomson Kernaghan & Co., Limited, or T.K., holds as agent for two other entities outstanding shares of common stock and shares of Series A Convertible Preferred Stock, convertible debentures and common stock purchase warrants. Each share of Series A Convertible Preferred Stock is convertible into 12,000 shares of common stock. The terms of the debenture and warrant held by T.K. prohibit conversion of more than one-third of the original principal amount of the debenture during any 30 calendar day period or sales of more than a number of shares of our common stock equal to $208,000 divided by the applicable conversion rate, and prohibit conversion of shares of Series A Convertible Preferred Stock, conversion of the debenture or exercise of the related warrant to the extent that such conversion or exercise would result in the debenture holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock.

         These limitations do not, however, preclude the debenture holder from converting or exercising and selling shares underlying shares of Series A Convertible Preferred Stock, the debenture and the warrant in stages over time where each stage does not cause the debenture holder to beneficially own in excess of the limitation amounts. In light of the conversion limitations described above and in light of the number of shares of common stock that were held by T.K. or that could have been acquired by T.K. upon conversion of shares of Series A Convertible Preferred Stock or upon conversion of the debenture or exercise of the warrant as of the date of the table, the number of shares of common stock shown in the table as beneficially owned by T.K. has been limited to 9.99% of the shares of common stock outstanding as of the date of the table.


             NAME AND ADDRESS OF              TITLE OF              AMOUNT AND NATURE         PERCENT OF
             BENEFICIAL OWNER(1)               CLASS             OF BENEFICIAL OWNERSHIP         CLASS
             ----------------                  -----             -----------------------         -----
Gilles Laverdiere                              Common                     3,339,488              2.78%
Ronald J. Tolman                               Common                     4,027,473              3.35%
Robert C. Montgomery                           Common                     1,754,959              1.46%
Kerry D. Smith                                 Common                            --                --
Kuang Yihuai                                   Common                            --                --
Kuang Zhong                                    Common                            --                --
Pierre O'Dowd (2)                              Common                        25,000                  *
Rulon L. Tolman                                Common                     6,879,284              5.73%
Thomson Kernaghan & Co., Limited (3)           Common                    12,781,613 (4)          9.99%
                                               Series A Convertible
                                               Preferred                      1,100            100.00%
All directors and executive officers as a
group (8 persons)                              Common                     9,146,920              7.62%
                                               Series A Convertible
                                               Preferred                         --                --
-------------------------

*      Represents less than 1%.
(1) Unless otherwise indicated, the address of each person in this table is c/o Biogan International, Inc. 7213 Potomac Drive, Boise, Idaho 83704. Kuang Yihuai, Gilles Laverdiere, Kuang Zhong, Pierre O'Dowd and Ronald Tolman are directors of Biogan. Gilles Laverdiere, Robert Montgomery, Kerry Smith and Ronald Tolman are executive officers of Biogan. Ronald Tolman and Rulon Tolman are cousins.
(2) Mr. O'Dowd's address is c/o Noveder Inc., 1255 University Street, Suite 450, Montreal, Quebec Canada H3B 3B6.
(3) Thomson Kernaghan & Co., Limited holds the securities shown in the table as agent for Canadian Advantage Limited Partnership ("CALP") and Advantage (Bermuda) Fund Ltd. ("ABFL"). VMH Management Ltd. is the general partner of CALP, and VMH International is the investment manager of ABFL. Mr. Mark Valentine is the sole director and president of VMH Management Ltd. and is the president of VMH International. In those capacities, Mr. Valentine holds the power to vote or dispose of the shares of common stock that are listed as owned by Thomson Kernaghan & Co., Limited. The address for Mr. Valentine is c/o Thomson Kernaghan & Co., Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario, Canada M5H 1T1.
(4) Represents 4,906,808 shares of common stock issued and outstanding and an aggregate of 7,874,805 shares of common stock issuable upon conversion of a debenture, upon conversion of preferred stock and/or upon exercise of a warrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1999, Biogan began to focus its attention, experience and resources on developing a base metal mining and smelting operation in China through reorganization transactions with Hechi, which transactions were unable to be consummated. The proposed transactions were to involve a one-for-twelve reverse split of Biogan's common stock, the issuance by Biogan of common stock and preferred stock to Hechi shareholders and the payoff by Biogan of certain of its obligations. With the goal of minimizing the dilution that was to occur to existing Biogan stockholders upon consummation of the Hechi transactions, a group of Biogan stockholders, including Biogan officers Ron Tolman, Rulon Tolman and William Glazier, orally agreed to reduce the numbers of their own shares of our common stock by placing up to 8,739,488 of their own shares in the hands of Gilles Laverdiere and an entity controlled by Mr. Laverdiere. Mr. Laverdiere, who later became an officer of Biogan, sold a portion of the shares and contributed the proceeds from the sales to Biogan to be used to satisfy certain outstanding liabilities of Biogan and to coordinate the proposed Hechi transactions. The capital contributions made by Mr. Laverdiere during 1999 totaled $376,500 and included $123,000 deposited into Biogan for operations, $53,500 paid on behalf of Biogan to cover audit, legal and consulting expenses relating to the Hechi transactions, and a $200,000 non-refundable deposit made in connection with the Hechi transactions. Mr. Laverdiere did not receive stock or a note payable for these amounts. A total of 3,339,488 of the shares remain held by Mr. Laverdiere during the attempted restructuring of the Hechi transactions.

         In September 1999, Biogan entered into a letter agreement with Mr. Laverdiere. The letter agreement provided that Mr. Laverdiere would pay or cause to be paid certain of Biogan's liabilities in consideration for the issuance to Mr. Laverdiere of approximately 16,800,000 shares of Biogan common stock. To facilitate the proposed Hechi transactions, Mr. Laverdiere orally agreed that the shares of common stock could instead be issued to Hechi shareholders; however, those shares are not presently outstanding because the Hechi transactions were unable to be consummated. To further facilitate the proposed Hechi transactions, the group of Biogan stockholders described above orally agreed to satisfy other liabilities of Biogan through a further reduction in their ownership of Biogan common stock. To date, members of the group of Biogan stockholders have transferred 1,000,000 of their own shares of Biogan common stock to satisfy liabilities of Biogan and have orally agreed to transfer up to approximately 346,000 additional shares of their own common stock if it is needed to satisfy other obligations of Biogan.

         Robert Montgomery, our Secretary, operates a private law practice in the State of Idaho. As an attorney, he has provided legal services to us as general counsel and in connection with certain contracts to which we are a party. The amount of fees charged to Biogan for such services are determined on an arm's-length basis.

         In March 2000, we completed an offering of 8% secured convertible debentures in the aggregate amount of $2,035,000 to two investors pursuant to
Section 4(2) of the Securities Act. We issued a $2,000,000 debenture to CALP II, LLC, a Bermuda limited liability company, and a $35,000 debenture to Carbon Mesa Partners, LLC, a Nevada limited liability company. The $2,000,000 debenture subsequently was transferred to Thomson Kernaghan & Co., Limited, a Canadian limited liability company that as of September 25, 2001 held as agent for two limited partnerships beneficial ownership of in excess of 5% of the shares of our outstanding common stock. In connection with the issuance of the debentures, we issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of our common stock. The warrants have an initial exercise price of $0.60 per share and have cashless exercise provisions. The warrants expire on February 28, 2003. The shares of common stock underlying the debentures and the warrants are subject to piggyback and demand registration rights under the terms of a registration rights agreement.

         Prior to September 24, 2001, Thomson Kernaghan converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock, and we repaid $5,000 of the $35,000 principal amount of the debenture due to Carbon Mesa Partners. Prior to that date, we had become in default under the provisions of the debentures and a related registration rights agreement due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board and our failure to timely register with the Securities and Exchange Commission for resale the shares of common stock issued or issuable upon conversion of the debentures and upon exercise of the related warrants. As of September 24, 2001, we and Thomson Kernaghan entered into amendments to the Thomson Kernaghan debenture and the registration rights agreement, which amendments included waivers by Thomson Kernaghan of defaults under its debenture and waivers on behalf of both debenture holders of defaults under the registration rights agreement. The original debentures and warrants and the amendments to the debenture and the registration rights agreement are discussed in further detail in Item 5 of this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS

         Reference is made to the exhibits listed on and attached following the Index to Exhibits beginning at page 28 of this report.

     (b)      REPORTS ON FORM 8-K

         On August 18, 1999, we filed a Current Report on Form 8-K concerning a letter of intent we entered into with R-Tec Corporation and its shareholders for the transfer of our interest in IntorCorp, Inc. The Form 8-K included "Item 5. Other Events."

         On October 27, 1999, we filed a Current Report on Form 8-K concerning the spin-off of R-Tec Holding, Inc., the recapitalization of R-Tec Corporation and reorganization agreement entered into between Biogan and Tiaro Bay Resources, Inc. The Form 8-K included "Item 5. Other Events."

         On December 16, 1999, we filed a Current Report on Form 8-K concerning a change in our officers and directors and to report our entry into a revised Share Exchange Agreement with Hechi.


                           BIOGAN INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                           BIOGAN INTERNATIONAL, INC.
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

Independent Auditor's Report ...........................................................F-1

Balance Sheet as of December 31, 1999...................................................F-2

Statement of Operations for the Years Ended December 31, 1999 and 1998,
and from Inception through December 31, 1999............................................F-3

Statement of Changes in Stockholders' Equity (Deficiency) for the Period
from Inception through December 31, 1999................................................F-4

Statement of Cash Flows for the Years Ended December 31, 1999 and 1998,
and from Inception through December 31, 1999 ...........................................F-8

Notes to Financial Statements .........................................................F-10


                               GEORGE BRENNER, CPA
                           A Professional Corporation
                       10680 W. Pico Boulevard, Suite 260
                          Los Angeles, California 90064
                          310-202-6445 FAX 310-202-6494

                          REPORT OF INDEPENDENT AUDITOR

Board of Directors
Biogan International, Inc. (A Development-Stage Company)
Boise, Idaho

I have audited the accompanying balance sheet of Biogan International, Inc., (A Development-Stage Company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1999 and from inception (February 5, 1988) through December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 1999 and the results of its operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999 and 1998 and from inception (February 5, 1988) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring losses from development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are discussed in Note 4 "Contributed Capital" and in Note 10 "Subsequent Event" which note is unaudited.

                                                     /s/ George Brenner, C.P.A.
                                                     George Brenner, C.P.A.

Beverly Hills, California
March 10, 2000 except as to
Note 10 (unaudited)
which is October 2, 2001

                           BIOGAN INTERNATIONAL, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1999

ASSETS
CASH                                                                $    67,193
                                                                    ------------
TOTAL CURRENT ASSETS                                                     67,193

FURNITURE/EQUIPMENT                                                      34,716
ACCUMULATED DEPRECIATION                                                (19,501)
                                                                    ------------

TOTAL FIXED ASSETS                                                       15,215

TOTAL ASSETS                                                        $    82,408
                                                                    ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

ACCOUNTS PAYABLE                                                    $    67,434

NOTES PAYABLE - STOCKHOLDERS                                            120,000

NOTES PAYABLE - OTHER                                                    20,000

ACCRUED SALARIES - OFFICERS                                             171,200

ACCRUED EXPENSES (ACCRUED INTEREST DUE STOCKHOLDERS $30,461)             31,722
                                                                    ------------

TOTAL CURRENT LIABILITIES                                               410,356

STOCKHOLDERS' EQUITY (DEFICIENCY)
  PREFERRED STOCK $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED, NO SHARES ISSUED
  COMMON STOCK $.001 PAR VALUE, 300,000,000
    SHARES AUTHORIZED, 85,386,710 ISSUED                                 85,387
ADDITIONAL PAID IN CAPITAL                                            4,434,175
CONTRIBUTED CAPITAL (NET OF DEPOSIT FOR $200,000 SEE NOTE 4)            176,500
ACCUMULATED DEFICIT                                                  (5,024,010)
                                                                    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (327,948)
                                                                    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)               $    82,408
                                                                    ============

                             SEE ACCOMPANYING NOTES

                                          BIOGAN INTERNATIONAL, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                            STATEMENT OF OPERATIONS

                                                                             FROM INCEPTION
                                      FOR THE YEAR        FOR THE YEAR      FEBRUARY 5, 1988
                                         ENDING              ENDING             THROUGH
                                    DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 1999
                                      ------------        ------------        ------------

SALES                                 $        --         $        --         $     7,150
REVENUE                                       360                 360               1,470
                                      ------------        ------------        ------------

TOTAL SALES                                   360                 360               8,620

EXPENSES
WAGES                                     140,351             108,492             611,589
STOCK SUBSCRIPTION LOSS                        --                  --             101,006
DEPRECIATION EXPENSE                        5,923               5,890              19,651
INTEREST EXPENSE                           15,286              13,400              51,844
INCENTIVE BONUS                                --                  --             149,364
LEGAL & ACCOUNTING FEES                    56,071              90,999             366,269
RENT                                       11,620               2,611              37,287
START UP COSTS                                 --              53,500             180,941
RESEARCH AND DEVELOPMENT                      602                 (22)            343,681
SUBSIDIARIES LOSSES                          (141)                 --             158,380
OTHER OPERATING EXPENSES                   74,472             (36,519)            336,428
                                      ------------        ------------        ------------

TOTAL EXPENSES                            304,184             238,351           2,356,440
                                      ------------        ------------        ------------

NET OPERATING INCOME (LOSS)              (303,824)           (237,991)         (2,347,820)

STOCK RECOVERY INCOME                     888,250                  --          (2,676,409)
INTEREST INCOME                               379                  15               5,463
OTHER INCOME                                  228                   9                 248
MISCELLANEOUS EXPENSE                      (2,478)               (296)             (5,492)
                                      ------------        ------------        ------------

TOTAL OTHER                               886,379                (272)         (2,676,190)
                                      ------------        ------------        ------------

NET INCOME (LOSS)                     $   582,555         $  (238,263)        $(5,024,010)
                                      ============        ============        ============

PRIMARY INCOME (LOSS) PER SHARE       $      0.01         $     (0.00)        $     (0.12)
                                      ============        ============        ============


                                            SEE ACCOMPANYING NOTES


                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                                                     THROUGH DECEMBER 31, 1999

                                                                                             DEFICIENCY
                                                                                             ACCUMULATED
                      COMMON STOCK                        AMOUNT    ADDITIONAL               DURING THE   STOCKHOLDERS'
------------------------------------------------------      PER       PAID-IN    CONTRIBUTED  DEVELOPMENT     EQUITY
ISSUED:                       SHARES          AMOUNT       SHARE      CAPITAL      CAPITAL       STAGE     (DEFICIENCY)
------------------------------------------------------  -----------   -------     ----------  -----------  ------------
  JULY 27, 1988             2,250,000           2,250      0.0111        22,750           -            -        25,000

  JANUARY 25, 1989         17,750,000          17,750      0.0060        88,750           -            -       106,500
  JANUARY 29, 1989          3,637,347           3,637      0.0309       108,602           -            -       112,239
                         -------------   -------------              ------------                            -----------
                           21,387,347          21,387                   197,352                                218,739

  SEPTEMBER 14, 1995       41,955,173          41,955      0.0010             -           -            -        41,955
  SEPTEMBER 14, 1995          906,667             907      0.0030         1,813           -            -         2,720
  SEPTEMBER 14, 1995          452,600             453      0.0100         4,073           -            -         4,526
  SEPTEMBER 14, 1995          120,000             120      0.0100         1,080           -            -         1,200
  SEPTEMBER 14, 1995           61,000              61      0.1000         6,039           -            -         6,100
  SEPTEMBER 14, 1995        2,668,967           2,669      0.2500       664,573           -            -       667,242
  SEPTEMBER 14, 1995           75,000              75      0.1000         7,425           -            -         7,500
  OCTOBER 4, 1995              61,980              62      0.1000         6,136           -            -         6,198
  OCTOBER 4, 1995             100,000             100      0.0100           900           -            -         1,000
  OCTOBER 4, 1995           2,180,600           2,181      0.2500       542,969           -            -       545,150
  OCTOBER 4, 1995              25,000              25      0.1000         2,475           -            -         2,500
  NOVEMBER 1, 1995             50,000              50      0.1000         4,950           -            -         5,000
  NOVEMBER 1, 1995            372,270             372      0.2500        92,695           -            -        93,068
  NOVEMBER 1, 1995             31,030              31      0.1000         3,072           -            -         3,103
  NOVEMBER 1, 1995              5,000               5      0.2500         1,245           -            -         1,250
  DECEMBER 8, 1995             23,580              24      0.2500         5,871           -            -         5,895
  DECEMBER 8, 1995            100,000             100      0.0100           900           -            -         1,000

                                                      SEE ACCOMPANYING NOTES



                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                                                     THROUGH DECEMBER 31, 1999
                                                            (CONTINUED)

                                                                                             DEFICIENCY
                                                                                             ACCUMULATED
                      COMMON STOCK                        AMOUNT    ADDITIONAL               DURING THE   STOCKHOLDERS'
------------------------------------------------------      PER       PAID-IN    CONTRIBUTED  DEVELOPMENT     EQUITY
ISSUED:                       SHARES          AMOUNT       SHARE      CAPITAL      CAPITAL       STAGE     (DEFICIENCY)
------------------------------------------------------  -----------   -------     ----------  -----------  ------------

  DECEMBER 8, 1995             10,000              10      0.1000           990           -            -         1,000
  DECEMBER 8, 1995          7,353,248           7,353      0.2500     1,830,959           -            -     1,838,312
  DECEMBER 8, 1995             50,000              50      0.1000         4,950           -            -         5,000
  DECEMBER 8, 1995            256,000             256      0.2500        63,744           -            -        64,000
                         -------------   -------------              ------------                            -----------
                           56,858,115          56,858                 3,246,860                              3,303,718

  FEBRUARY 23, 1996           115,222             115      0.2149        24,643           -            -        24,759
  FEBRUARY 23, 1996           744,444             744      0.2500       185,367           -            -       186,111
  FEBRUARY 23, 1996           672,923             673      0.2208       147,875           -            -       148,548
  MAY 3, 1996                 125,929             126      0.2500        31,356           -            -        31,482
  MAY 3, 1996                 353,667             354      0.2208        77,718           -            -        78,072
  JUNE 21, 1996               350,863             351      0.2500        87,365           -            -        87,716
  JUNE 21, 1996               606,900             607      0.2208       133,366           -            -       133,973
  JULY 29, 1996               493,034             493      0.2149       105,448           -            -       105,941
  JULY 29, 1996               310,567             311      0.2500        77,331           -            -        77,642
  JULY 29, 1996               252,000             252      0.2201        55,206           -            -        55,458
  SEPTEMBER 11, 1996            2,667               3      0.2500           664           -            -           667
  DECEMBER 2, 1996            417,893             418      0.3691       153,835           -            -       154,253
  DECEMBER 2, 1996             73,480              73      0.2500        18,297           -            -        18,370
  DECEMBER 31, 1996            54,350              54      0.4600        24,946           -            -        25,000
                         -------------   -------------              ------------                            -----------
                            4,573,939           4,574                 1,123,417                              1,127,991

                                                      SEE ACCOMPANYING NOTES




                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                                                     THROUGH DECEMBER 31, 1999
                                                            (CONTINUED)

                                                                                             DEFICIENCY
                                                                                             ACCUMULATED
                      COMMON STOCK                        AMOUNT    ADDITIONAL               DURING THE   STOCKHOLDERS'
------------------------------------------------------      PER       PAID-IN    CONTRIBUTED  DEVELOPMENT     EQUITY
ISSUED:                       SHARES          AMOUNT       SHARE      CAPITAL      CAPITAL       STAGE     (DEFICIENCY)
------------------------------------------------------  -----------   -------     ----------  -----------  ------------

  JANUARY 31, 1997            250,774             251      0.2460        61,436           -            -        61,687
  JANUARY 31, 1997              4,000               4      0.2500           996           -            -         1,000
  FEBRUARY 28, 1997            56,621              57      0.2600        14,665           -            -        14,721
  FEBRUARY 28, 1997            38,000              38      0.2500         9,462           -            -         9,500
  MARCH 15, 1997               76,173              76      0.2600        19,729           -            -        19,805
  MARCH 29, 1997               15,400              15      0.2600         3,989           -            -         4,004
  MARCH 29, 1997              154,000             154      0.2500        38,346           -            -        38,500
  JUNE 2, 1997                225,597             226      0.1492        33,441           -            -        33,667
  JUNE 2, 1997                 18,000              18      0.2500         4,482           -            -         4,500
  AUGUST 12, 1997             224,269             224      0.1465        32,626           -            -        32,851
  AUGUST 12, 1997              41,600              42      0.2000         8,278           -            -         8,320
  AUGUST 31, 1997              66,666              67      0.1500         9,933           -            -        10,000
  AUGUST 12, 1997              11,200              11      0.2500         2,789           -            -         2,800
  OCTOBER 31, 1997            304,546             305      0.1892        57,322           -            -        57,626
  OCTOBER 1, 1997              57,692              58      0.2600        14,942           -            -        15,000
  OCTOBER 31, 1997              4,400               4      0.2500         1,096           -            -         1,100
  DECEMBER 31, 1997          (352,634)           (353)     0.2070       (72,650)          -            -       (73,003)
  DECEMBER 30, 1997           240,000             240      0.2504        59,856           -            -        60,096
  DECEMBER 4, 1997            640,000             640      0.2500       159,360           -            -       160,000
  DECEMBER 31, 1997           708,750             709      0.1422       100,041           -            -       100,750
                         -------------   -------------              ------------                            -----------
                            2,785,054           2,785                   560,139                                562,924

                                                      SEE ACCOMPANYING NOTES




                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
                                                     THROUGH DECEMBER 31, 1999
                                                            (CONTINUED)

                                                                                             DEFICIENCY
                                                                                             ACCUMULATED
                      COMMON STOCK                        AMOUNT    ADDITIONAL               DURING THE   STOCKHOLDERS'
------------------------------------------------------      PER       PAID-IN    CONTRIBUTED  DEVELOPMENT     EQUITY
ISSUED:                       SHARES          AMOUNT       SHARE      CAPITAL      CAPITAL       STAGE     (DEFICIENCY)
------------------------------------------------------  -----------   -------     ----------  -----------  ------------

  FEBRUARY 18, 1998            30,000              30      0.1300         3,870           -            -         3,900
  FEBRUARY 28, 1998           120,000             120      0.1872        22,340           -            -        22,460
  JUNE 8, 1998                 62,500              63      0.0800         4,938           -            -         5,000
  JUNE 30, 1998               342,820             343      0.0191         6,213           -            -         6,556
  NOVEMBER 20, 1998        (3,553,000)         (3,553)     0.2500      (884,697)          -            -      (888,250)
  DECEMBER 31, 1998            25,545              26      0.0010             0           -            -            26
  DECEMBER 31, 1998           240,564             241      0.2696        64,625           -            -        64,865
                         -------------   -------------              ------------                            -----------
                           (2,731,571)         (2,732)                 (782,711)                              (785,443)

 JULY 1, 1999                 235,350             235      0.0340         7,778           -            -         8,013
 JULY 31, 1999               (150,000)           (150)     0.3838       (57,420)          -            -       (57,570)
 AUGUST 20, 1999              178,476             178      0.0476         8,311           -            -         8,489
 SEPTEMBER 20, 1999                 -               -      -                         20,000            -        20,000
 DECEMBER 7, 1999                   -               -      -                        156,500            -       156,500
 DECEMBER 31, 1999                  -               -      -            107,700           -            -       107,700
                         -------------   -------------              ------------                            -----------
                              263,826             264                    66,368     176,500                    243,132

NET LOSS                            -               -                         -           -   (5,024,010)   (5,024,010)
                         -------------   -------------              ------------  ---------- ------------   -----------

                           85,386,710          85,387                 4,434,175     176,500   (5,024,010)     (327,948)
                         =============   =============              ============  ========== ============   ===========

                                                      SEE ACCOMPANYING NOTES

                                                               F-7



                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS

                                                                                          FROM INCEPTION
                                                    FOR THE YEAR       FOR THE YEAR      FEBRUARY 5, 1988
                                                      ENDING              ENDING             THROUGH
                                                 DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 1999
                                                  --------------      --------------      --------------
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)                                 $     582,555       $    (238,263)      $  (5,024,010)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT                                                    -                   -              61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
   SERVICES AND RESEARCH AND DEVELOPMENT                 29,041              16,502             485,054
1999 IMPUTED EXECUTIVE COMPENSATION                           -             107,700             107,700
RESTITUTION                                            (888,250)                  -           2,676,409
INTEREST EXPENSE                                          4,724                   -              28,920
DISPUTE SETTLEMENTS                                           -                   -              10,603
STOCK CANCELLATION                                            -             (57,570)            (57,570)

OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES                                        (141)                  -             158,380
STOCK SUBSCRIPTION LOSS                                       -                   -             101,006
FIRST DEVELOPMENT STAGE LOSS                                  -                   -             142,733
DEPRECIATION AND AMORTIZATION                             5,923               5,890              19,650
                                                  --------------      --------------      --------------
TOTAL ADJUSTMENTS                                      (848,703)             72,522           3,734,179

ADVANCES                                                   (400)                400                   -
ACCOUNTS RECEIVABLE                                        (180)                180                   -
ACCOUNTS PAYABLE                                         23,998              17,665              67,435
ACCRUED LIABILITIES                                      82,502              12,150             202,922
                                                  --------------      --------------      --------------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                (160,228)           (135,346)         (1,019,474)
                                                  --------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT                                  -                   -             (35,113)
DISPOSAL FURNITURE/EQUIPMENT                                475                   -                 475
INVESTMENT IN BIOMAGNETRONICS                               141                   -            (103,937)
INVESTMENT IN BIOLINK                                         -                   -             (54,443)
                                                  --------------      --------------      --------------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                     616                   -            (193,018)
                                                  --------------      --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED                             -              40,000             120,000
NOTES PAYABLE - OTHER RECEIVED                           95,141                   -             220,141
PAYMENT OF NOTES PAYABLE - OTHER                        (43,680)            (15,000)            (58,680)
ISSUANCE OF COMMON STOCK                                  8,901                   -             821,952



                                                    BIOGAN INTERNATIONAL, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS

                                                                                          FROM INCEPTION
                                                    FOR THE YEAR       FOR THE YEAR      FEBRUARY 5, 1988
                                                      ENDING              ENDING             THROUGH
                                                 DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 1999
                                                  --------------      --------------      --------------

CONTRIBUTED CAPITAL                                           -             176,500             176,500
OTHER                                                      (228)                  -                (228)
                                                  --------------      --------------      --------------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                  60,134             201,500           1,279,685
                                                  --------------      --------------      --------------

NET INCREASE (DECREASE) IN CASH                         (99,478)             66,154              67,193

BEGINNING CASH BALANCE                                  100,517               1,039                   -
                                                  --------------      --------------      --------------

CASH ENDING BALANCE                               $       1,039       $      67,193       $      67,193
                                                  ==============      ==============      ==============

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE                $       2,711       $           -       $       2,711
CASH PAYMENTS FOR INCOME TAXES                                -                   -                   -

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION                                           60,141                   -             141,461
MANAGEMENT                                                    -                   -              61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
   SERVICES AND RESEARCH AND DEVELOPMENT                 29,041              16,502             485,054
1999 IMPUTED EXECUTIVE COMPENSATION                           -             107,700             107,700
RESTITUTION                                            (888,250)                  -           2,676,409
INTEREST EXPENSE                                          4,724                   -              28,920
DISPUTE SETTLEMENT                                            -                   -              10,603
STOCK CANCELLATION                                            -             (57,570)            (57,570)

                                                 SEE ACCOMPANYING NOTES

                                                          F-9

                           BIOGAN INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS SUMMARY

         Biogan International, Inc. ("Biogan" or the "Company") was incorporated under the laws of the State of Delaware on February 5, 1988 under the name H.W. Ronney and Company and has been a development stage company since its inception. The Company changed its name to Biogan Medical International, Inc. in March 1989 after merging with a company of that name, and then engaged in various medical-related enterprises under the Company's new name. Prior to 1995, either directly or indirectly, through subsidiaries or other affiliates, the Company also engaged in business operations in a variety of other industries, undergoing several corporate restructurings during that time.

         In 1995, the Company began development of a new concept in electrical motors called the IntorCorp Motor. To assist in the development of the Company's electrical motor concept, the Company entered into a consulting agreement with Technical Development Consultants, Inc. ("TDC"), an independent electrical engineering consulting firm. As part of the research and development process, the Company's consultants formed a company called Collective Technologies, LLC, which company acquired any intellectual property rights held by TDC with respect to the IntorCorp Motor concept. The Company changed its name to Biogan International, Inc. in September 1997 to avoid any confusion that could result from the use of the word "medical" in the Company's name when the Company's emphasis at that time was to promote the development of the IntorCorp Motor.

         Effective February 1998, the Company entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor through an Idaho corporation, IntorCorp, Inc., in which the Company held a 50% ownership interest. In August 1999, the Company transferred all of its rights and interest in IntorCorp, Inc., including the Company's interest in the IntorCorp Motor and the patent application to the eletromagnetic motor, in connection with an agreement with R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which the Company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, the Company distributed these shares to its stockholders. Following this transaction, and having divested itself of certain assets related to the electrical motor industry and disposed of all of its subsidiaries and other interests in other affiliates and other entities, the Company began to focus its attention, experience and resources on developing a base metal mining and smelting operation in China.

         During 1999, the Company did not engage in any significant business activities other than divesting itself of its electric motor business and negotiating a joint venture arrangement with Hechi Industrial Co., Ltd. Additional details relating to the formation and status of the joint venture are disclosed in Note 10 below.

         NET INCOME (LOSS) PER SHARE

         Basic income (loss) per share is based on the weighted-average number of outstanding common shares during the development stage period. The weighted-average number of shares of common stock outstanding for the years ended December 31, 1998, December 31, 1999, and the period from February 5, 1998 (inception) through December 31, 1999 were 85,194,622, 85,243,038, and 42,609,554 respectively. Of the 85,386,710 shares outstanding 48,852,065 are restricted and 36,534,645 shares are unrestricted.

         The net income for the year ended December 31, 1998 was generated from the recovery and cancellation of 3,553,000 shares of common stock, which shares were recovered in connection with a settlement agreement signed by the Company and Frank Wright, a stockholder of the Company. The Company believes that it was entitled to recover these shares because no consideration was paid for the issuance of the shares. The recovery and cancellation of the shares was recognized as a reduction in shares for restitution, which was reported in prior financial statements under stock restitution expense and was reported as stock recovery income of $888,250 in the December 31, 1998 statement of operations. The Company is reporting this transaction as a change in an accounting estimate under Accounting Principles Board Opinion number 20 "Accounting Changes." The entire recovery was recognized in 1998, resulting in the Company showing a net income of $582,555. The Company would have had a net loss for 1998 of $305,695 or $0.00 per share, without the effect of the stock recovery income.

         INCOME TAXES

         At December 31, 1999, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:

                Year          NOL          Year Expires     Tax Credits     Year Expires
                ----          ---          ------------     -----------     ------------
                1995      $ 2,887,130          2010          $      --
                1996        1,122,539          2011             12,197          2011
                1997          736,051          2017              9,665          2012
                1999          141,035          2019                 --
                          -----------                        ---------
                          $ 4,886,755                        $  21,862
                          ===========                        =========

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

         CONTINUE IN EXISTENCE

         The Company's recurring losses from development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Management plans to continue in existence are set forth in Notes 4 and
         10. There can be no assurance that these plans will be successful.

2.       PROPERTY DISTRIBUTION

         Effective February 25, 1998, Biogan and Collective Technologies, LLC transferred to IntorCorp, Inc., a newly formed Idaho corporation, their respective rights to all of the intellectual technology of the "IntorCorp Motor," each in exchange for a 50% ownership interest in the newly formed corporation.

         DIVIDEND DISTRIBUTION: In August 1999, the Company transferred all of its rights and interest in IntorCorp, Inc., including the Company's interest in the IntorCorp Motor and the patent application to the electromagnetic motor, in connection with an agreement with R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which the Company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. Biogan had expensed as research and development expenses the intellectual property transferred to IntorCorp, Inc. as charges to operations. Therefore, there was no book value at the time of incorporation or transfer to R-Tec Holding, Inc. and no financial reporting effect on Biogan. On September 27, 1999, Biogan paid a stock distribution of all of its R-Tec Holding, Inc. common stock to its shareholders of record as of September 15, 1999, at the rate of one share of R-Tec Holding, Inc. for each 20 shares of Biogan, rounded up. The stock distribution was paid to American Securities Transfer & Trust, Inc. to be held in escrow until an information statement is sent to each of the shareholders receiving such R-Tec Holding, Inc. stock and a Form 10-SB to be filed with the Securities and Exchange Commission by R-Tec Holding, Inc. is effective. Management of R-Tec Holding, Inc. is preparing an information statement to be mailed to the shareholders receiving R-Tec Holding, Inc. stock. The audit is in process to file Form 10-SB with the Securities and Exchange Commission.

3.       NOTES PAYABLE AT DECEMBER 31, 1999, CONSISTED OF THE FOLLOWING:
          Notes Payable - Other:

          Notes payable to an individual with interest at 10% per annum from July 1,
          1998. Note is unsecured and is payable on demand.                                            $   5,000

          Notes payable to an individual with interest at 10% per annum from August 18,
          1998. Note is unsecured and is payable on demand.                                               15,000
                                                                                                       ---------
          Total Notes Payable - Other                                                                  $  20,000
                                                                                                       =========
          Notes Payable - Stockholders:

          Notes payable to Ronald J. Tolman with interest at 10% per annum from November
          13, 1996. Note is unsecured and is payable on demand. Payments are applied
          first to any unpaid interest.                                                                   40,000




          Notes payable to Ronald J. Tolman with interest at 10% per annum from September
          7, 1999. Note is unsecured and is payable on demand.                                             5,000

          Notes payable to Ronald J. Tolman with interest at 8% per annum from July 26,
          1999. Note is unsecured and is due April 28, 2000.                                              10,000

          Notes payable to Ronald J. Tolman with interest at 12% per annum from September
          29, 1998. Note is unsecured and is payable on demand.                                           15,000

          Notes payable to Rulon L. Tolman with interest at 10% per annum from November
          13, 1996. Note is unsecured and is payable on demand. Payments are applied
          first to any unpaid interest.                                                                   40,000

          Notes payable to Rulon L. Tolman with interest at 10% per annum from April 29,
          1999. Note is unsecured and is payable on demand. Payments are applied first to
          any unpaid interest.                                                                            10,000
                                                                                                       ---------
          Total Notes Payable - Stockholder                                                            $ 120,000
                                                                                                       =========

4.       CONTRIBUTED CAPITAL

          In anticipation of the transaction outlined in Note 10, capital was contributed by Gilles Laverdiere, the Company's President and CEO, in the following transactions:

          Cash deposited into Biogan for operations                                                    $ 123,000

          Direct payments made for auditing, legal, and consulting expenses related to
          the joint venture detailed in Note 10                                                           53,500
                                                                                                       ---------
          Total Contributed Capital                                                                    $ 176,500

          Nonrefundable deposit as detailed in Note 10                                                   200,000
                                                                                                       ---------
                                                                                                       $ 376,500
                                                                                                       =========

5.       RELATED PARTY TRANSACTIONS

         Bill Glazier and Rulon Tolman resigned as officers of the Company on November 29, 1999.

         See Note 3 for details on notes payable due to stockholders.

         Ron Tolman, Rulon Tolman and Jacque Tolman have accrued wages for the two-year period ended December 31, 1998, of $96,600, $63,800 and $10,800, respectively.

         The Company's officers did not receive any paid compensation during 1999. The fair value of those services provided to the Company by Ron Tolman, Rulon Tolman and Gilles Laverdiere was $82,800, $17,400 and $7,500, respectively.

         Gilles Laverdiere, President and CEO of Biogan, contributed capital of $376,500 (see Note 4).

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

7.       OTHER OPERATING EXPENSES

         In December 1996, 150,000 shares of common stock were issued as a sign-on incentive to an individual who was a consultant of the Company and who was being hired as president of a medical supply business into which the Company was then entering. The Company recognized the expense upon issuance. The individual did not, however, become an employee of the Company. Consequently, the Company and the individual mutually agreed to the cancellation of the 150,000 shares on July 31, 1999. The cancellation resulted in a credit to other operating expenses of $57,570.

8.       CONTINGENCY

         In December 1999, the Company became a party to a dispute with a company that claimed to have an option to purchase shares of the Company's common stock at a discount to the market price based upon an April 1995 agreement. No contingency was recorded on the Company's financial statements because the dispute was not expected to have a material adverse effect on the Company's financial position, results of operation and cash flows.

9.       STOCK OPTIONS

         On December 8, 1988, the board of directors of Biogan allocated 2,000,000 shares of the Company's authorized shares of Common Stock for a stock incentive plan to be issued as determined by the board at an option price of not less than the offering price of any private placement offering of the Company's common stock. No options have been granted under this stock incentive plan.

10.      SUBSEQUENT EVENTS (UNAUDITED)

         COOPERATIVE JOINT VENTURE

         During 1999, Biogan did not engage in any significant business activities other than divesting itself of its electric motor business and negotiating a Cooperative Joint Venture Contract, or the Joint Venture Agreement, with Hechi Industrial Co., Ltd., or Hechi, relating to the formation of a limited liability company, or the Joint Venture, under the laws of the Peoples' Republic of China. The Joint Venture was formed on January 27, 2000 for the purpose of engaging in the smelting and mining of non-ferrous metals in the Guangxi Province of China, and for the purpose of operating a copper smelter to produce blister copper.

         Hechi, originally owned by the Hechi Prefecture Government and formerly known as the Hechi Prefecture Mining Company, came under private ownership following the purchase of all of its assets and liabilities by its employees in June 1998. Operating since 1977, Hechi has become one of the largest enterprises in the regional mining community in the Guangxi Province, which is located in southeastern China approximately 500 kilometers northwest of Hong Kong, and was one of the first privately-owned mining enterprises in the Guangxi region. To Biogan's knowledge, Hechi is the only integrated base metal mining and smelting company in the Hechi Prefecture.

         Effective July 1, 2000, Biogan entered into an Asset Purchase Agreement with Hechi. The Asset Purchase Agreement provided for Biogan's acquisition of certain assets of Hechi and Biogan's assumption of certain of its liabilities, valued at approximately $24,000,000. On that same date, Biogan contributed those assets and liabilities to the Joint Venture.

         On or about July 27, 2001, Biogan was advised by its newly appointed legal counsel licensed to practice in the Peoples' Republic of China that the transactions contemplated in the Joint Venture Agreement and the Asset Purchase Agreement were not in compliance with certain regulatory laws of the Peoples' Republic of China and, therefore, are not valid. Prior to that determination, Biogan believed that it had properly consummated the transactions with Hechi and, therefore, Biogan focused entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since that time, Biogan has been working diligently with both China and United States counsel to restructure the transactions with Hechi to ensure compliance with the laws of both the United States and the Peoples' Republic of China. Although Biogan believes that a structure meeting the requisite legal requirements of the United States and the Peoples' Republic of China is achievable, Biogan cannot provide any assurance that Biogan will in fact be successful in that regard. Biogan anticipates that the Hechi transactions, if successfully restructured, will result in a change in control of Biogan that will be accounted for as a reverse acquisition and will require Biogan to use the historical financial information of Hechi as Biogan's financial information.

         Biogan has never before operated a mining or smelting company. However, assuming Biogan can adequately restructure the proposed transactions with Hechi, Biogan believes that Biogan and Hechi have an established network of relationships and information resources that provide Biogan with an advantage in establishing and maintaining a mining and smelting business in the area. In particular, because the Hechi Prefecture Government originally owned Hechi, management of Hechi has contacts with the local government that may assist Biogan in obtaining the required mining permits and in targeting new projects.

         Assuming Biogan is successful in restructuring the proposed transactions with Hechi, Biogan's goal is to further develop and expand Hechi's existing mining assets and enhance its smelting operations in order to establish Biogan as the preeminent integrated mining and smelting company in the Guangxi Province. Biogan's strategy includes the introduction of capital and modern mining technologies to the Hechi region in order to further develop and produce the mineral resources in the region.

         The execution and success of Biogan's strategy is largely dependent upon its ability to raise necessary funds. Biogan's future capital requirements depend in large part upon Biogan's ability to consummate restructured transactions with Hechi. Assuming Biogan is successful in restructuring the transactions with Hechi, Biogan anticipates its initial capital requirements will be approximately $7,300,000 for the expansion of the current capacity of Hechi's copper smelter and non-ferrous metals trading company. If Biogan is not successful in this restructuring, Biogan's capital requirements should be significantly less because Biogan has no current business operations and currently does not have plans to undertake other products or services.

         CONVERTIBLE DEBENTURES

         To assist Biogan in financing its required contributions to the Joint Venture under the terms of the Joint Venture Agreement and the Asset Purchase Agreement that Biogan is now attempting to restructure, Biogan raised an aggregate of $2,035,000 in an offering of 8% secured convertible debentures on March 29, 2000. Biogan issued a $2,000,000 debenture to CALP II, LLC, a Bermuda limited liability company, and a $35,000 debenture to Carbon Mesa Partners, LLC, a Nevada limited liability company. The $2,000,000 debenture subsequently was transferred to Thomson Kernaghan & Co., Limited, a Canadian limited liability company that as of September 25, 2001 beneficially owned in excess of 5% of the shares of Biogan's outstanding common stock.

         From the proceeds from the sale of the debentures, Biogan paid $1,500,000 to the Joint Venture, which was used primarily to purchase metal concentrates, retained $335,000 for working capital purposes, and paid $200,000 to Thomson Kernaghan as commissions and administrative fees. Because the transactions with Hechi need to be restructured, Biogan has agreed with Hechi that the funds Biogan has already paid to the Joint Venture constitute a non-refundable advance as consideration for Hechi's continuing to negotiate with Biogan to consummate the proposed transactions.

         Prior to September 24, 2001, Thomson Kernaghan converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into shares of Biogan's common stock, and Biogan repaid $5,000 of the $35,000 principal amount of the debenture due to Carbon Mesa Partners, LLC. Prior to that date, Biogan had become in default under the provisions of the debentures and a related registration rights agreement due to Biogan's failure to maintain its listing on the NASD's OTC Electronic Bulletin Board and Biogan's failure to timely register with the Securities and Exchange Commission for resale the shares of common stock issued or issuable upon conversion of the debentures and upon exercise of the related warrants. As of September 24, 2001, Biogan and Thomson Kernaghan entered into amendments to the Thomson Kernaghan debenture and the registration rights agreement, which amendments included waivers by Thomson Kernaghan of defaults under its debenture and waivers on behalf of both debenture holders of defaults under the registration rights agreement.

         Initially, both debentures were set to mature on February 28, 2002 and had interest payments due on a quarterly basis. However, the amendment to the Thomson Kernaghan debenture extended the maturity date of that debenture to February 28, 2003 and provided that interest on that debenture shall continue to accrue on that debenture but shall be payable quarterly in arrears beginning March 31, 2002, and that the principal balance of that debenture is increased by $650,000 to $2,120,000 in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both of the debentures continues to be payable upon conversion in the form of either cash or additional shares of Biogan's common stock, at Biogan's option, at the then-applicable conversion rate.

         Subject to beneficial ownership limitations described below, a debenture holder is entitled, at its option, to convert $10,000 or more of the balance of its debenture into shares of Biogan's common stock at any time until the maturity date. A debenture holder may not convert more than one-third of the original principal amount of its debenture during any 30 consecutive days or sell more than a number of shares of Biogan's common stock equal to $208,000, in the case of the Thomson Kernaghan debenture, or $35,000, in the case of the other debenture, divided by the applicable conversion rate. In addition, except with respect to an automatic conversion or while there is outstanding a tender offer for any or all of the shares of Biogan's common stock, a holder may not convert a debenture to the extent that, after the conversion, the holder and its affiliates would beneficially own more than 9.99% of Biogan's outstanding common stock. Any debentures not previously converted as of the maturity date automatically will be converted at the then-applicable conversion rate.

         A debenture holder may declare the entire unpaid principal balance and all accrued but unpaid interest immediately due and payable upon an event of default under its debenture. Events of default include:

         o an uncured failure to make payments due under the debentures or to perform or observe any obligation under either of the debentures or related agreements,

         o Biogan's written admission that it is insolvent, Biogan's making an assignment for the benefit of creditors or commencing proceedings for dissolution, or Biogan's application for the appointment of a trustee, liquidator or receiver;

         o the institution of voluntary or involuntary bankruptcy, reorganization, insolvency or liquidation proceedings against Biogan that are not dismissed within 60 days;

         o the entry of a judgment or writ of attachment in excess of $200,000 that remains unpaid, unvacated, unbonded or unstayed for 60 days or during the five days prior to the date of any proposed sale under the judgment or writ; or

         o the suspension of trading or delisting from an exchange or the NASD's OTC Electronic Bulletin Board of Biogan's common stock for more than five trading days after Biogan's common stock is relisted on an exchange or on the NASD's OTC Electronic Bulletin Board.

         Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of Biogan's common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the additional $650,000 principal amount of the Thomson Kernaghan debenture shall not be less than $0.025 per share. However, if Biogan fails to file all reports required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and/or fails to continue its status as an issuer required to file reports under the Exchange Act, then the conversion rate under the Carbon Mesa debenture will be amended to equal 90% of the conversion rate otherwise applicable, and Carbon Mesa may require Biogan to immediately redeem for cash the outstanding portion of its debenture. The redemption amount would be calculated by dividing the sum of the outstanding principal balance plus accrued interest by the conversion rate in effect on the date of redemption, and then multiplying that quotient by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

         As of September 25, 2001, Biogan had a total of 120,066,199 shares of common stock outstanding, and the debentures were convertible into approximately 94,284,932 shares of Biogan common stock at an assumed conversion price of $0.025 if contractual limitations on conversion were disregarded. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of Biogan's common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of Biogan's common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. Biogan's stockholders could, therefore, experience substantial dilution and a decline in the value of their investment as a result of the conversion of the debentures and the sale of the shares of common stock issuable upon conversion of the debentures.

         Biogan's stockholders also could experience a decline in the value of their investment if the debenture holders engage in short sales. Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales can create a downward pressure on the price of the security. If the holders of Biogan's debentures or Series A Convertible Preferred Stock or others sell large volumes of Biogan's common stock within a relatively short period of time, the market price of Biogan's common stock may decrease. The decrease in market price would allow holders of Biogan's debentures to convert their debentures into an increased number of shares of Biogan's common stock based upon a discount on the market price of Biogan's common stock. Further sales of common stock issued upon conversion of debentures could cause even greater declines in the price of Biogan's common stock. The downward pressure on the market price caused by conversion of debentures, and the sale of the underlying shares of common stock, could encourage short sales by the debenture holders and others and could further undermine the value of Biogan's common stock. Thomson Kernaghan agreed in the September 2001 amendment to its debenture not to sell short any of Biogan's common stock until the earlier of the repayment or the maturity of its debenture. However, Biogan cannot provide any assurance that Thomas Kernaghan will not engage in short sales after that date or that others will not engage in short sales either before or after that date.

         If Biogan is limited in its ability to issue shares upon the conversion of the convertible debentures, due either to a limitation on Biogan's number of authorized shares or the applicable rules of the principal securities market on which Biogan's shares of common stock are listed or traded, and if Biogan is unable to remedy this situation, then the debenture holders will have the option to elect one or both of the following remedies with respect to the unconverted portions of the convertible debentures:

         o require Biogan to issue shares of Biogan's common stock in accordance with the holder's notice of conversion at a conversion price equal to the average of the closing bid prices per share of Biogan's common stock for any five consecutive trading days during the sixty trading days immediately preceding the date of the holder's notice of conversion; or

         o require Biogan to redeem each unconverted debenture for an amount, payable in cash, equal to the outstanding principal balance plus accrued interest, divided by the conversion rate in effect on the date of redemption, multiplied by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

         Upon a merger, consolidation or sale or transfer of all or substantially all of Biogan's assets pursuant to which Biogan's stockholders are entitled to receive securities or property in exchange for shares of Biogan's common stock, each debenture holder may convert their convertible debenture and be entitled to such securities or property as if the conversion had taken place prior to the merger, consolidation, sale or transfer. In the event of any proposed merger, consolidation, sale or transfer, the debenture holders have the right to convert their convertible debentures by delivering a notice of conversion to Biogan within 15 days of receipt of notice of such sale. If a holder elects not to convert, then Biogan may prepay the outstanding principal balance and accrued interest on the debenture by paying a redemption price equal to the conversion rate applicable on that date, less all amounts required by law to be deducted. If Biogan spins off or otherwise divest a part or all of Biogan's business or operations in a transaction in which securities of another entity are issued to Biogan's stockholders, then any unconverted debentures will be deemed converted for the purpose of determining security holders entitled to such securities, with such securities to be paid upon conversion of the debentures.

         Biogan may, at its option, prepay all or part of the outstanding principal and interest balance of the debentures. Any redemption is to be in an aggregate principal amount of at least $100,000 and made pro rata among all of the holders of the convertible debentures based on the then-outstanding balances due under the debentures. Redemptions under the Thomson Kernaghan and Carbon Mesa debentures are to be made at a redemption price equal to 100% or 125%, respectively, of the amount to be redeemed. If Biogan serves a redemption notice, Carbon Mesa will retain conversion rights, up to a maximum of 50% of the amount subject to the redemption, for two business days following receipt of the redemption notice. Biogan may not serve any redemption notice without having the necessary cash or credit facilities immediately available to cover the redemption price.

         In connection with the issuance of the debentures, Biogan issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of Biogan's common stock. The warrants have an initial exercise price of $0.60 per share and also have cashless exercise provisions. The warrants expire on February 28, 2003. In addition, the warrants contain piggyback and demand registration rights, which rights are discussed further below.

         The debentures initially were secured by a standby letter of credit in the amount of $1,200,000 issued by the Bank of India. However, the letter of credit has since expired. Under the September 2001 amendment, the Thomson Kernaghan debenture became secured by Biogan's assets. The Thomson Kernaghan debenture also continues to be secured by 28,800,000 shares of Biogan's common stock, or the pledged shares. The pledged shares are being held in escrow under the terms of a pledge agreement dated March 8, 2000. The pledge agreement provides that, unless and until an event of default occurs, the pledged shares shall be deemed unissued shares for the purpose of voting and other powers of ownership. Any dividends, whether in cash or stock, paid with respect to the pledged shares will be added to the pledged shares as additional collateral.

         Under the pledge agreement, an event of default includes a false or misleading representation or warranty made in the pledge agreement, Biogan's failure to observe or perform any covenant in the pledge agreement or to cure such failure within five days after discovery or notice of such failure, and the occurrence of any event of default under the debentures. Upon the occurrence of an event of default under the pledge agreement, a pledgee will have the sole and exclusive right to exercise all voting powers and other powers of ownership related to the pledged shares and any other collateral. Notwithstanding anything in the pledge agreement, no pledgee may beneficially own in excess of 9.99% of the outstanding shares of Biogan's common stock, as provided in the debentures. In addition, upon an event of default, a pledgee may sell the pledged shares and any other collateral unless the debentures have been paid in full. The pledge agreement terminates upon satisfaction of all of Biogan's obligations under the debentures and under the registration rights agreement Biogan entered into in connection with the issuance of the debentures and related warrants.

         The registration rights agreement obligated Biogan to file a registration statement under the Securities Act within 30 days following the sale of the debentures for the purpose of registering for resale shares of Biogan's common stock issuable upon conversion of the debentures and upon exercise of the warrants. In order to ensure that the registration statement covers all of the shares issuable upon conversion of the debentures and exercise of the warrants, Biogan was required to register no less than 200% of the aggregate number of shares into which the debentures are convertible and for which the warrants are exercisable at the time of filing the registration statement. Penalties for failure to timely file and obtain effectiveness of the registration statement include Biogan's monthly payment to the debenture holders of 2% to 3% of the purchase price for the debentures and the right of the debenture holders to cause Biogan to fully redeem the debentures in cash within three days.

         Due to Biogan's failure to file the required registration statement, penalties totaling approximately $956,000 became due. Instead of paying those penalties or any future penalties under those provisions, Biogan agreed in the September 2001 amendment to the registration rights agreement to increase the principal amount of the Thomas Kernaghan debenture by $650,000. Biogan also agreed that on or before November 30, 2001, Biogan will file with the Securities and Exchange Commission all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan's common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, Biogan agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the related warrants. If Biogan fails to comply with these filing or relisting requirements, then the principal amount of the Thomson Kernaghan debenture will increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------

    3.1 Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 5, 1988 (1)

    3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on March 31, 1989 (1)

    3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 29, 1989 (1)

    3.4 Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 2, 1990 (1)

    3.5 Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on August 29, 1994 (1)

    3.6 Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on September 5, 1997 (1)

    3.7 Amended Certificate of Designations of Series A Convertible Preferred Stock of the Registrant filed with the Delaware Secretary of State on August 1, 2000 (1)

    3.8           Amended and Restated Bylaws of Registrant (1)

    4.1           Specimen Common Stock Certificate (1)

    4.2 8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to CALP II, LLC (1)

    4.3 8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to Carbon Mesa Partners, LLC (1)

    4.4 Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to CALP II, LLC (1)

    4.5 Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to Carbon Mesa Partners, LLC (1)

    4.6 Registration Rights Agreement dated as of March 8, 2000 between the Registrant, CALP II, LLC and Carbon Mesa Partners, LLC (1)

    4.7 Securities Purchase Agreement dated as of March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (1)

    4.8 Pledge Agreement, dated March 8, 2000, by and among the Registrant, CALP II, LLC, Carbon Mesa Partners, LLC and Law Offices of Michael S. Rosenblum (1)

    4.9 Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC

    4.10 First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

    4.11 First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

    4.12 Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

   10.1          2000 Stock Option Plan (#) (1)

   10.2           Form of Incentive Stock Option Agreement (#) (1)

   10.3           Form of Non-Qualified Stock Option Agreement (#) (1)

   10.4 8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to CALP II, LLC (1)

   10.5 Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to CALP II, LLC (1)

   10.6 Registration Rights Agreement dated as of March 8, 2000 between the Registrant, CALP II, LLC and Carbon Mesa Partners, LLC (1)

   10.7 Securities Purchase Agreement dated as of March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (1)

   10.8 Pledge Agreement, dated March 8, 2000, by and among the Registrant, CALP II, LLC, Carbon Mesa Partners, LLC and Law Offices of Michael S. Rosenblum (1)

   10.9 Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC

   10.10 First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

   10.11 First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

   10.12 Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

   10.13 Letter Agreement dated September 9, 1999 between the Registrant and Gilles Laverdiere

   16.1 Letter to the Registrant dated August 7, 2000 from George Brenner, C.P.A. (2)

   16.2           Letter to the Registrant dated March 5, 2001 from Dennis W.
                  Bersch, C.P.A. (3)

   16.3 Letter to the Securities and Exchange Commission dated March 7, 2001 from Dennis W. Bersch, C.P.A. (3)

   16.4 Letter to the Securities and Exchange Commission dated March 7, 2001 from Dennis W. Bersch, C.P.A. (4)

   16.5 Letter to the Securities and Exchange Commission dated March 7, 2001 from Dennis W. Bersch, C.P.A. (5)

---------------

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 10, 2000 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 8, 2001 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 8, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to Amendment No. 3 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 27, 2001 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIOGAN INTERNATIONAL, INC.,
                                          a Delaware corporation

Dated:  October 2, 2001                   By:  /S/ GILLES LAVERDIERE
                                             -----------------------------------
                                               Gilles Laverdiere, President and
                                               Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                                  TITLE                              DATE
        ----                                  -----                              ----
/S/ Gilles Laverdiere             President, Chief Executive Officer        October 2, 2001
-----------------------------     and Director (Principal Executive
Gilles Laverdiere                 Officer)

/S/ Kerry D. Smith                Chief Financial Officer (Principal        October 2, 2001
-----------------------------     Financial Officer)
Kerry D. Smith

                                  Chairman of the Board                     October 2, 2001
-----------------------------
Kuang Yihuai

/S/ Ronald J. Tolman              Vice President, Operations and            October 2, 2001
-----------------------------     Director
Ronald J. Tolman

                                  Director                                  October 2, 2001
-----------------------------
Kuang Zhong

/S/ Pierre O'Dowd                 Director                                  October 2, 2001
-----------------------------

Pierre O'Dowd


                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

    4.9 Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC

    4.10 First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

    4.11 First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

    4.12 Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited

   10.9 Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (filed as Exhibit 4.9 to this filing)

   10.10 First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (filed as Exhibit 4.10 to this filing)

   10.11 First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (filed as Exhibit 4.11 to this filing)

   10.12 Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (filed as Exhibit 4.12 to this filing)

   10.13 Letter Agreement dated September 9, 1999 between the Registrant and Gilles Laverdiere