Form 10KSB
period 2001-12-31
BIOGAN INTERNATIONAL INC
filed 2002-08-02
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

 |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

OR

|  |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________

Commission file number: 000-31479

BIOGAN INTERNATIONAL, INC.
 (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1832055 (I.R.S. Employer Identification No.)
150 King Street West Suite 2315 Toronto, Ontario, Canada (Address of principal executive offices)	M5H 1J9 (Zip Code)
Issuer's telephone number, including area code: (416) 214-3270

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |  | No |X|.

        Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        For the twelve months ended December 31, 2001, Biogan International, Inc. reported no revenues.

        As of July 19, 2002, the aggregate market value (based upon the market price in limited trading in the over-the-counter market) of the voting stock held by nonaffiliates was approximately $2,737,986. The number of shares outstanding of the registrant's only class of common stock was 108,066,199 on July 19, 2002. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format. Yes |  | No |X|.

Private Securities Litigation Reform Act Safe Harbor Statement

        When used in this Annual Report on Form 10-KSB and in other public statements by the company and company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 6 in this Annual Report. Additional factors are described in the company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Part I

Item 1.     Description of Business

Company Overview

        We are a Delaware corporation that was incorporated on February 5, 1988 under the name H.W. Ronney and Company. In March 1989, H.W. Ronney was merged with Biogan Medical International, Inc., with the resulting company maintaining the Biogan Medical International, Inc. name. Biogan had been engaged in various medical and related enterprises prior to the merger and the merged company continued with those enterprises following the merger. Prior to 1995, either directly or indirectly, through subsidiaries or other affiliates, we also engaged in business operations in a variety of other industries, undergoing several corporate restructurings during that time.

        In 1995, we began development of a new concept for electrical motors known as the IntorCorp Motor. In order to promote the development of the IntorCorp Motor, we entered into a consulting agreement with Technical Development Consultants, Inc., or TDC, an independent electrical engineering consulting firm. As part of the research and development process, TDC formed a company named Collective Technologies, LLC, which acquired all intellectual property rights held by TDC with respect to the IntorCorp Motor concept. We then changed our name to Biogan International, Inc. in September 1997 to avoid any confusion that could have resulted from the use of the word "medical" in our name, in light of our corporate focus having shifted to the development of the IntorCorp Motor. Effective February 1998, we entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor, and established IntorCorp, Inc. for that purpose. IntorCorp Inc. was established as an Idaho corporation in which we held a 50% ownership interest. In August 1999, we transferred all of our rights and interest in IntorCorp, Inc., including all of our interest in the IntorCorp Motor and related patent applications, to R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which we transferred our 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, we distributed these shares to our stockholders. Following our transaction with R-Tec Holding, and having divested ourselves of certain assets related to the electrical motor industry and disposed of all of our subsidiaries and other interests in other affiliates and other entities, we began to focus our attention, experience and resources on developing a base metal mining and smelting operation in the People's Republic of China, or PRC, because management believed that given the economic climate in China and the growth potential of both existing and undeveloped mines in the Hechi region, significant opportunities existed in the base metal industry in China.

        During 1999, we did not engage in any significant business activities other than divesting ourselves of assets and interests related to the IntorCorp Motor and negotiating an acquisition agreement relating to certain assets of Hechi Industrial Co., Ltd., or Hechi. The transaction with Hechi related to the formation of Guangxi Guanghe Metals Company Limited, or GGM, structured as a Cooperative Joint Venture Company under the laws of the PRC. Pursuant to the agreement, GGM was formed on January 27, 2000 for the purpose of operating a copper smelter to produce blister copper and engaging in the mining and processing of non-ferrous metals in the Guangxi Province of China, and was to be owned by the company and Hechi. In anticipation of the completion of the acquisition, in November 1999 Rulon Tolman and L. William Glazier resigned as Vice President and as President and Chief Executive Officer of the company, respectively, and Gilles Laverdiere, an experienced geologist in the mining industry, was appointed as our Chief Executive Officer and President. Mr. Laverdiere became a director of the company in November 1999 and also served as our Acting Chief Financial Officer from November 1999 until the appointment of Kerry D. Smith as our Chief Financial Officer in January 2001. Mr. Laverdiere served as Chairman of our Board of Directors from November 1999 until March 2000 when he became a director and the Vice-Chairman of the Board of the company. Kuang Yihuai, the Chief Executive Officer of Hechi, became Chairman of the Board of the Company in March 2000. Kerry D. Smith acted as Chief Financial Officer until November 2001, when he became President and Chief Operating Officer of the company, at which point Rob Doyle joined the company as Executive Vice-President and Chief Financial Officer.

        Hechi's business was established in 1977 by the Hechi Prefecture Government through Hechi Prefecture Mining Company, or HPMC. Hechi came under private ownership in June, 1998 when the employees of HPMC purchased all of the assets of HPMC, and assumed certain liabilities. The employees of HPMC subsequently contributed HPMC's business to Hechi and became Hechi's shareholders. Hechi has become one of the largest enterprises in the regional mining community in the Guangxi Province, which is located in southeastern China approximately 500 kilometers northwest of Hong Kong, and was one of the first privately-owned mining enterprises in the Guangxi region.

        Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including Hechi's 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities), 100% interest in the Wuxu Mine and ore processing facilities and 100% interest in the Hechi copper smelter, in exchange for 16,800,000 shares of our common stock and 31,300 shares of our Series A preferred stock. Under this agreement we were to hold a 92% equity interest and a 95% profits interest in GGM.

        On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations.

        Following discussion with Hechi and our U.S., Chinese and Canadian legal counsel, on July 19, 2002, we implemented our transaction with Hechi on a restructured basis, in compliance with Chinese legal requirements. Hechi and the Company implemented the revised structure for the acquisition by completing the following steps: (1) the Hechi shareholders established a wholly-owned British Virgin Islands corporation, Fushan Industrial Co. Ltd.; or Fushan, (2) Fushan established a British Virgin Islands corporation, Biogan International (BVI) Inc., or Biogan (BVI); (3) the company and Hechi terminated the Asset Purchase Agreement; (4) the company contributed its interest in GGM to Biogan (BVI) in exchange for a non-interest bearing demand promissory note in the principal amount of $1.7 million; (5) Hechi and the company amended and restated the agreement establishing GGM to provide for the replacement of the company by Biogan (BVI); and (6) Fushan and the company entered into a share exchange agreement dated July 19, 2002 pursuant to which the company acquired 100% of Biogan (BVI) in exchange for 16,800,000 shares of the company's common stock and 3,624,000 shares of the company's Series B Convertible Preferred Stock.

        The Series B Convertible Preferred Stock is convertible into 362,400,000 shares of our common stock following stockholder authorization of additional issuable common stock at our next meeting of stockholders. Accordingly, as a result of these transactions, we acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of our voting capital stock (assuming the conversion of all of the outstanding shares of Series A Convertible Preferred Stock and all of the outstanding shares of Series B Convertible Preferred Stock). For accounting purposes the transaction will be accounted for as a reverse takeover with Hechi treated as having acquired Biogan.

Assets of GGM

        The Gaofeng mine, which is owned and operated by the Gaofeng Mining Company Limited in which GGM holds a 9% interest, is an operating polymetallic mine and ore processing facility in Guangxi Zhuang Autonomous Region of China, 85 kilometers northwest of the city of Hechi. The Gaofeng mine is a medium sized underground mine that produces an average of approximately 1000 tonnes/day of polymetallic ore. Ore production in the years 2000 and 2001 totaled 397,000 tonnes and 356,000 tonnes respectively. The mineral resources in the mine include tin, zinc, lead, antimony and silver. The Gaofeng Mining Company also owns and operates the Bali mineral processing mill which has a processing capacity of 350,000 tonnes/ year.

        The Wuxu mine, in which GGM holds a 100% interest, is a small scale underground mining operation located in the Latang-Shuilou area of China, 23 kilometers southwest of the city of Hechi. The Wuxu mine produces 100 tonnes/day of zinc-lead-antimony ore. Ore production in the years 2000 and 2001 totaled 15,974 tonnes and 17,000 tonnes respectively. The Wuxu mine, which is currently leased to a third party, also owns and operates the Wuxu mineral processing mill which has a processing capacity of 35,000 tonnes/ year.

        GGM also holds a 100% interest in the Hechi copper smelter. The Hechi copper smelter produces blister copper and comprises a blast furnace and a continuous horizontal converter. The annual production capacity of the smelter is 4,900 tonnes. The smelter also produces sulphuric acid which is sold in local markets.

        GGM is additionally engaged from time to time in the purchase and sale of concentrates as a part of its business activity. This activity consists of the purchase of base metal concentrates from small-scale mining operations and the resale of these to smelting and refining enterprises.

Employees

        The company currently has 3 full time employees. As a result of our transaction with Hechi, substantially all of our personnel are in China. As of June 2002, GGM employed 1068 people, of which 60 were employed at the Wuxu mineral processing mill, 683 at the Gaofeng mine and 325 at the Hechi copper smelter. Of these 28 were employed in an administrative capacity.

Item 2.    Description of Property

        We operate from approximately 1250 square feet of office space at 150 King Street West, Suite 2315, Toronto, Ontario, Canada and approximately 250 square feet of office space at 813 Beriault, Suite 203, Longueuil, Quebec, Canada. Both office spaces in Canada are under month-to-month tenancies.

Item 3.    Legal Proceedings

        We are not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001, nor since the company's last periodic filing which occurred on October 5, 2001.

Part II

Item 5.    Market for Common Equity and Related Stockholders Matters

    Market Price

        Until January 9, 2001, our common stock was traded on the National Association of Securities Dealers' OTC Electronic Bulletin Board under the symbol "BIGM." Effective at the opening of business on January 9, 2001, the NASD deleted all quotations of our common stock from the OTC Electronic Bulletin Board. Since January 9, 2001, our common stock has been quoted only sporadically from time to time in the over-the-counter "pink sheets," an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency.

        The following table sets forth the high and low closing bid prices of our common stock during each quarter of the fiscal years ended December 31, 2000, and December 31, 2001, as well as for the quarters ended March 31, 2002 and June 30, 2002, as reported on the OTC Electronic Bulletin Board until January 9 2001. High and low closing bids after January 9, 2001 which were used in calculating this table were taken from over-the-counter "pink sheets" bids for our shares. OTC Market Quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year Ended December 31, 2000:
First Quarter	0.780	0.438
Second Quarter	0.550	0.150
Third Quarter	0.351	0.125
Fourth Quarter	0.141	0.019
Year Ended December 31, 2001:
First Quarter	0.100	0.020
Second Quarter	0.040	0.001
Third Quarter	0.030	0.001
Fourth Quarter	0.032	0.001

-6-

	High	Low
First Quarter 2002	0.025	0.001
Second Quarter 2002	0.040	0.017

        As of July 19, 2002, we had approximately 646 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms that, in turn, hold shares of stock for beneficial owners.

    Dividend Policy

        We have never paid any dividends on our common stock. The declaration and payments by us of dividends will be subject to the discretion of our board of directors. The amount of any such dividend and the board's policy with respect to the payment of dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

    Recent Sales of Unregistered Securities

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

        In March 2000, we completed an offering of 8% secured convertible debentures in the aggregate amount of $2,035,000 to two investors pursuant to Section 4(2) of the Securities Act. We issued a $2,000,000 debenture to CALP II, LLC, a Bermuda limited liability company, and a $35,000 debenture to Carbon Mesa Partners, LLC, a Nevada limited liability company. The $2,000,000 debenture was subsequently transferred to Thomson Kernaghan & Co., Limited, or TK. In connection with the issuance of the debentures, we issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of our common stock. The warrants have an initial exercise price of $0.60 per share of common stock and have cashless exercise provisions. The warrants expire on February 28, 2003. The shares of common stock underlying the debentures and the warrants are subject to piggyback and demand registration rights under the terms of a registration rights agreement.

        On August 1, 2000, we issued 1,100 shares of our Series A Convertible Preferred Stock to TK, pursuant to Section 4(2) of the Securities Act, in consideration for investment banking services with a fair market value of $1,848,000.

        On May 3, 2002, through a private placement we issued 150,000 shares of our common stock to one U.S. investor and 15,816,664 special warrants to investors outside of the United States, at a purchase price of $0.03 per share or special warrant, for aggregate gross proceeds of $479,000. Each special warrant automatically converts into one share of common stock upon the qualification of a prospectus in Canada. The company's issuance of 150,000 shares to a U.S. investor was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of that act and/or Regulation D thereunder.

        On July 19, 2002, we acquired a controlling interest in GGM the consideration for which consisted of 16,800,000 shares of our common stock and 3,624,000 shares of our Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock automatically convert into 362,400,000 shares of our common stock following authorization of additional common stock at our next meeting of shareholders. As a result of the transaction, a change in control has occurred and Hechi shareholders now control 78.4% of our outstanding voting stock.

        We did not engage underwriters in connection with any of the above issuances. Each of the purchasers was in a position to insist upon the issuer providing it with information as or more extensive than that contained in a registration statement. Each of the purchasers had access to all material information regarding the company prior to the offer or sale. These offers and sales of common stock are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to either Section 4(2) or Regulation S or Regulation D, as the case may be, by available provisions of similar applicable state securities laws and by provisions of applicable Canadian securities laws as the case may be, exempting from registration or qualification the offer and sale of our securities. Services described above as being rendered in exchange for the issuances of shares were valued based upon the billing rates of the service providers.

    Description of Securities

        Our authorized capital stock consists of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 shares of preferred stock, 31,300 shares have been designated as Series A Convertible Preferred Stock and 3,624,000 shares have been designated as Series B Convertible Preferred Stock, $0.001 par value per share and the remaining 6,344,700 shares are undesignated. As of July 19, 2002, there were 108,066,199 shares of common stock outstanding held by approximately 646 holders of record, 1,100 shares of Series A Convertible Preferred Stock outstanding held by one holder of record and 3,624,000 shares of Series B Convertible Preferred Stock outstanding held by one holder of record. We also have outstanding two debentures which are convertible into shares of common stock. The following is a summary description of our capital stock and the debentures.

        Common Stock

        The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters to be voted upon generally by the stockholders.

        The common stock is not entitled to preemptive or preferential rights. There are no redemption or sinking fund provisions applicable to our common stock. Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to our stockholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, following payment of all of our debts and liabilities and fulfillment of the rights of any outstanding class or series of preferred stock that has priority to distributed assets. The rights of holders of common stock are subordinate to those of holders of any series of preferred stock.

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

            Below is a summary of the terms of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Copies of the full text of the various documents comprising our certificate of incorporation are filed as exhibits to this document.

        Series A Convertible Preferred Stock

        We filed an Amended Certificate of Designations of Series A Convertible Preferred Stock with the Delaware Secretary of State on August 1, 2000, which certificate fixed, altered and amended the rights, preferences, privileges and restrictions relating to our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into 12,000 shares of our common stock. TK is the only holder of Series A Convertible Preferred Stock, holding 1,100 shares, which entitle TK to acquire 13,200,000 shares of common stock. However, we have agreed with TK that it may not convert shares of Series A Convertible Preferred Stock to the extent that such conversion would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock.

        Holders of Series A Convertible Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of our common stock, and each share of Series A Convertible Preferred Stock is entitled to one vote for each full share of common stock into which each share of Series A Convertible Preferred Stock is convertible on the record date for the vote. Shares of Series A Convertible Preferred Stock are not entitled to any dividends.

        In the event of any liquidation, dissolution or winding up of our affairs, either voluntary or involuntary, the holders of shares of Series A Convertible Preferred Stock are entitled to receive for each share of Series A Convertible Preferred Stock then held, out of our assets available for distribution to stockholders and prior and in preference to any distribution of any of our assets to the holders of our common stock, an amount equal to $1.00 plus an amount equal to the amount that the holders would have received had the holders converted their shares of Series A Convertible Preferred Stock to shares of common stock immediately prior to the liquidation, dissolution or winding up. The holders of Series A Convertible Preferred Stock are not entitled to any redemption, nor are there any sinking fund provisions with respect to the shares. In addition, there are no preemptive rights applicable to our Series A Convertible Preferred Stock.

        Series B Convertible Preferred Stock

        We filed a Certificate of Designation of Series B Convertible Preferred Stock with the Delaware Secretary of State on July 18, 2002, which certificate fixed the rights, preferences, privileges and restrictions relating to our Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall be automatically converted into fully paid and non-assessable shares of our common stock at the effective time of an amendment to our Certificate of Incorporation to authorize additional shares of common stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of our common stock, subject to adjustment in the event of a subdivision or combination of the company's shares of common stock or similar event.

        Holders of Series B Convertible Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of our common stock, and each share of Series B Convertible Preferred Stock is entitled to one vote for each full share of common stock into which each share of Series B Convertible Preferred Stock is convertible on the record date for the vote. In the event of any distributions (including distribution in liquidation and distribution of rights) either voluntary or involuntary, we shall pay to the holders of Series B Convertible Preferred Stock such distributions that would have been paid in respect of shares of common stock into which such shares of Series B Convertible Preferred Stock are convertible on the record date for such distribution.

        Convertible Debentures

        We issued the TK and Carbon Mesa debentures on March 29, 2000 for aggregate proceeds of $2,035,000 to assist us in financing our required contributions to GGM under the original terms of our transaction with Hechi. Out of the net proceeds of $1,800,000 from the sale of the debentures, we contributed $1,500,000 to GGM, which was used primarily to purchase metal concentrates, with $300,000 being retained for working capital purposes.

        Subject to beneficial ownership limitations described below, a debenture holder is entitled, at its option, to convert $10,000 or more of the balance of its debenture into shares of our common stock at any time until the maturity date. A debenture holder may not during any consecutive 30 day period convert more than one-third of the original principal amount of its debenture or sell more than a number of shares of our common stock equal to $208,000, in the case of the TK debenture, or $35,000, in the case of the Carbon Mesa debenture, divided by the applicable conversion rate. In addition, except with respect to an automatic conversion or while there is outstanding a tender offer for any or all of the shares of our common stock, a holder may not convert a debenture to the extent that, after the conversion, the holder and its affiliates would beneficially own more than 9.99% of our outstanding common stock. Debentures not converted as of the maturity date will be automatically converted at the then-applicable conversion rate.

        Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of our common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the $650,000 of the additional principal amount of the TK debenture related to the September 2001 amendment to the TK debenture, as discussed below, shall not be less than $0.025 per share. However, if once we ensure compliance with our reporting obligations, we again fail to file all reports required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended and/or fail to continue our status as an issuer required to file reports under the Exchange Act of 1934, then the conversion rate under the Carbon Mesa debenture will be amended to equal 90% of the conversion rate otherwise applicable, and Carbon Mesa may require us to immediately redeem for cash the outstanding portion of the Carbon Mesa debenture. The redemption amount is calculated by dividing the sum of the outstanding principal balance plus accrued interest by the conversion rate in effect on the date of redemption, and then multiplying that quotient by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

        A debenture holder may declare the entire unpaid principal balance and all accrued but unpaid interest immediately due and payable upon an event of default under its debenture. Events of default include:

·     an uncured failure to make payments due under the debentures or to perform or observe any obligation under either of the debentures or related agreements;

·     our written admission that we are insolvent, our making an assignment for the benefit of creditors or commencing proceedings for dissolution, or our application for the appointment of a trustee, liquidator or receiver;

·     the institution of voluntary or involuntary bankruptcy, reorganization, insolvency or liquidation proceedings against us that are not dismissed within 60 days;

·     the entry of a judgment or writ of attachment in excess of $200,000 that remains unpaid, unvacated, unbonded or unstayed for 60 days or during the five days prior to the date of any proposed sale under the judgment or writ; or

·     the suspension of trading or delisting from an exchange or the NASD's OTC Electronic Bulletin Board of our common stock for more than five trading days after our common stock is relisted on an exchange or on the NASD's OTC Electronic Bulletin Board.

        As of July 19, 2002, we had a total of 108,066,199 shares of common stock outstanding, and debentures convertible, if contractual limitations on conversion were disregarded, into approximately 174,000,000 shares of our common stock at an assumed conversion price of $0.025. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. Our stockholders could, therefore, experience substantial dilution and a decline in the value of their investment as a result of the conversion of the debentures and the sale of the shares of common stock issuable upon conversion of the debentures.

        If we are limited in our ability to issue shares upon the conversion of the debentures, due either to a limitation on our number of authorized shares or the applicable rules of the principal securities market on which our shares of common stock are listed or traded, and if we are unable to remedy this situation, then the debenture holders will have the option to elect one or both of the following remedies with respect to the unconverted portions of the debentures:

·     require us to issue shares of our common stock in accordance with the holder's notice of conversion at a conversion price equal to the average of the closing bid prices per share of our common stock for any five consecutive trading days during the sixty trading days immediately preceding the date of the holder's notice of conversion; or

·     require us to redeem each unconverted debenture for an amount, payable in cash, equal to the outstanding principal balance plus accrued interest, divided by the conversion rate in effect on the date of redemption, multiplied by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

        Upon a merger, consolidation or sale or transfer of all or substantially all of our assets pursuant to which our stockholders are entitled to receive securities or property in exchange for shares of our common stock, each debenture holder may convert their debenture and be entitled to such securities or property as if the conversion had taken place prior to the merger, consolidation, sale or transfer. In the event of any proposed merger, consolidation, sale or transfer, the debenture holders have the right to convert their debentures by delivering a notice of conversion to us within 15 days of receipt of notice of such sale. If a holder elects not to convert, then we may prepay the outstanding principal balance and accrued interest on the debenture by paying a redemption price equal to the conversion rate applicable on that date, less all amounts required by law to be deducted. If we spin off or otherwise divest a part or all of our business or operations in a transaction in which securities of another entity are issued to our stockholders, then any unconverted debentures will be deemed converted for the purpose of determining security holders entitled to such securities, with such securities to be paid upon conversion of the debentures.

        We may, at our option, prepay all or part of the outstanding principal and interest balance of the debentures. Any redemption is to be in an aggregate principal amount of at least $100,000 and made pro rata among all of the holders of the debentures based on the then-outstanding balances due under the debentures. Redemptions under the TK debenture and Carbon Mesa debenture are to be made at a redemption price equal to 100% or 125%, respectively, of the amount to be redeemed. If we serve a redemption notice, TK and Carbon Mesa will retain conversion rights, up to a maximum of 50% of the amount subject to the redemption, for two business days following receipt of the redemption notice. We may not serve any redemption notice without having the necessary cash or credit facilities immediately available to cover the redemption price.

        In connection with the issuance of the debentures, we also issued warrants. The warrants have an initial exercise price of $0.60 per share and also have cashless exercise provisions. The warrants expire on February 28, 2003. In addition, the warrants contain piggyback and demand registration rights, which rights are discussed further below.

        The debentures were initially secured by a standby letter of credit in the amount of $1,200,000 issued by the Bank of India. However, this letter of credit has since expired. Under the September 2001 amendment to the TK debenture, the debenture was to be secured by our assets. The TK and Carbon Mesa debentures also continue to be secured by 28,800,000 shares of common stock pledged by the company. The pledged shares are held in escrow under the terms of a pledge agreement dated March 8, 2000. The pledge agreement provides that, unless and until an event of default occurs, the pledged shares shall be deemed unissued shares for the purpose of voting and other powers of ownership. Any dividends, whether in cash or stock, paid with respect to the pledged shares will be added to the pledged shares as additional collateral.

        Under the pledge agreement, an event of default includes a false or misleading representation or warranty made in the pledge agreement, our failure to observe or perform any covenant in the pledge agreement or to cure such failure within five days after discovery or notice of such failure, and the occurrence of any event of default under the debentures. Upon the occurrence of an event of default under the pledge agreement, a pledgee will have the sole and exclusive right to exercise all voting powers and other powers of ownership related to the pledged shares and any other collateral. Notwithstanding anything in the pledge agreement, no pledgee may beneficially own in excess of 9.99% of the outstanding shares of our common stock, as provided in the debentures. In addition, upon an event of default, but subject to repayments of the TK debenture, a pledgee may sell the pledged shares and any other collateral. The pledge agreement terminates upon satisfaction of all of our obligations under the debentures, the registration rights agreement and the warrants.

        The registration rights agreement obligated us to file a registration statement under the Securities Act within 30 days following the sale of the debentures for the purpose of registering for resale shares of our common stock issuable upon conversion of the debentures and upon exercise of the warrants. In order to ensure that the registration statement covers all of the shares issuable upon conversion of the debentures and exercise of the warrants, we were required to register no less than 200% of the aggregate number of shares into which the debentures are convertible and the warrants are exercisable at the time of filing the registration statement. Penalties for failure to timely file and obtain effectiveness of the registration statement included our monthly payment to the debenture holders of 2% of the value of the debenture on the 31st day following the sale of the debentures and 3% of the value of the debenture on the first day of each subsequent month until such time as the registration statement is filed, as well as the right of the debenture holders to cause us to fully redeem the debentures in cash within three days.

        On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, we defaulted under the provisions of the debentures and the registration rights agreement due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board and our failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. We renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. We also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. We remain in default of the Carbon Mesa Debenture.

        In addition, we agreed that on or before November 30, 2001, we would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of our common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, we agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of our failure to comply with the above filing and listing requirements, the principal amount of the TK debenture has increased by $350,000, to $2,470,000.

Item 6.    Management's Discussion and Analysis and Plan of Operation

        The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this Annual Report on Form 10-KSB. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding capital we might need and revenues we might earn pursuant to the revised joint venture and implementation of our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors including, without limitation, anticipated trends in our financial condition and results of operations.

        Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

        We were incorporated on February 5, 1988 under the laws of the State of Delaware. Historically, we had been engaged in medical and medical related enterprises and subsequently the development of electrical motors. In 1999, we entered into certain transactions with R-Tec Corporation through which we divested ourselves of assets related to the electrical motor industry.

        In the year 2000, we entered into a Cooperative Joint Venture agreement with Hechi, in anticipation of changing the focus of our business to the smelting and mining of non-ferrous metals in the Guangxi Province of China. However, in July 2001, we were advised that the transactions were not in compliance with the laws of the PRC. On July 19, 2002 we revised our agreements with Hechi so as to be in compliance with the laws of the PRC.

Results of Operations

    Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        We had no significant revenues in the two-year period ended December 31, 2001. For the year ended December 31, 2001, we had a net loss of $1,783,485, compared to a net loss of $3,221,058 for the year ended December 31, 2000. Our loss in 2000 reflects a charge of $1,848,000 related to the issuance of Series A Preferred Stock as part of the consummation of our transaction with Hechi under its original terms, as well as a charge of $500,000 related to the beneficial conversion features of the convertible debentures. The absence of these charges in 2001, when combined with lower legal, accounting and other related costs, offset by penalties incurred in connection with the convertible debentures, account for the reduced loss in 2001 relative to 2000.

        Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in both fiscal years 2000 and 2001 which contributed significantly to our losses for those years. In addition, because the original transaction was deemed void we did not benefit from revenue generated by Hechi during 2000 and 2001.

Employees

        The company currently has 3 full time employees. As a result of our transaction with Hechi, substantially all of our personnel will be located in China. As of June 2002, GGM employed 1068 people, of which 60 were employed at the Wuxu mineral processing mill, 683 at the Gaofeng mine and 325 at the Hechi copper smelter. Of these 28 were employed in an administrative capacity.

Liquidity and Capital Resources

        During and since 1999, we have funded our activities primarily from loans from private parties in exchange for promissory notes, and capital contributions from Gilles Laverdiere, our current Vice Chairman and Chief Executive Officer. In March 2000, we completed an offering of two debentures in the initial principal amounts of $2,000,000 and $35,000, respectively. From the net proceeds of $1,800,000 from the sale of the debentures, we contributed $1,500,000 to GGM, which was used primarily to purchase metal concentrates, and we retained $300,000 for working capital purposes.

        On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Under amendments to the TK debenture and registration rights agreement, TK waived defaults under the debenture and agreed to extend its maturity date from February 28, 2002 to February 28, 2003, and provided that unpaid interest would continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. We also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. We remain in default of the Carbon Mesa Debenture.

        In addition, we agreed that on or before November 30, 2001, we would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of our common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, we agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of our failure to comply with the above filing and listing requirements, the principal amount of the TK debenture has increased by $350,000, to $2,470,000.

        On May 3, 2002 we raised $479,000 pursuant to a private placement. These funds will be used by the company to pay expenses related to the implementation of the revised structure and for general expenses including overhead, travel expenses and professional fees.

        The execution and success of our strategy is largely dependent on our ability to raise necessary funds. The company intends to contribute $7,300,000 to GGM. Currently the assets of GGM are self sustaining and can continue to be so for the foreseeable future. However, because of capital limitations these assets are operating below capacity and are therefore earning less revenue and are less profitable than they could be given additional capital. It is our expectation that both revenue and profitability will rise with the introduction of additional capital in an amount that will provide reasonable returns on the capital investment. Additionally, management expects to diversify its product offering in an attempt to smooth out the effects of market cyclicality. To the extent we are not successful in raising capital to further contribute to the GGM we will continue to operate our assets at their current capacity until such time as additional capital becomes available. In the event, we do not contribute the agreed to $7,300,000 to GGM by September 1, 2003 our equity interest in GGM will be proportionately reduced but will in no event be less than 70%. Our profits interest in GGM will remain fixed at 95% regardless of the amount and timing of our capital contributions. In addition, under Chinese law, in the event a joint venture party fails to make an agreed to capital contribution the government may in some cases revoke the joint venture license forcing the joint venture to begin winding up proceedings. The joint venture parties may, in such a case, renegotiate the terms of the capital contribution subject to approval from the relevant authorities. There can be no assurance that we will be able to obtain public or private third-party sources of financing or that favorable terms for such financing will be available. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock may include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risk Factors

        An investment in our securities involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase or hold any of our securities.

We have a history of losses that may continue in the future and that may adversely impact our business and our stockholders.

        We have incurred substantial additional losses since our inception. We incurred significant net operating losses in each of the years ended December 31, 2001 and 2000 and had a stockholders' deficit of $1,961,429 at December 31, 2001. We have incurred substantial additional losses since December 31, 2001. Our recurring losses raise substantial doubt about our ability to continue as a going concern and led our independent certified public accountant to include in his unqualified opinion covering our 2001 financial statements an explanatory paragraph related to our ability to continue as a going concern. Our 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to attain or maintain profitable operations in the future, there may be a material adverse effect on our cash flows, which could cause us to violate other covenants under the debentures and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We will need additional capital in the future and adequate financing may not be available to us on acceptable terms or at all. If we obtain financing through the issuance of equity securities, further dilution to existing stockholders may result. We may be required to obtain financing through arrangements that may require us to relinquish rights to or control of our assets.

        Since 1999, we have funded our activities primarily from loans from private parties in exchange for promissory notes, capital contributions from Gilles Laverdiere, our current Vice Chairman and Chief Executive Officer and private placement financing. We have not been successful in generating cash from our development stage activities in the past and cannot assure you that we will be able to do so in the future. Funds raised by the company will be used to increase the capacity and profitability of the mining and smelting assets and interests it has acquired through its transaction with Hechi. Our capital requirements are approximately $7,300,000 to be contributed to GGM and used in connection with the business. Currently the assets of GGM are self sustaining and can continue to be so for the foreseeable future. However, because these assets are operating below capacity, an infusion of capital will increase both the capacity and profitability of these operations. There can be no assurance that we will be able to obtain public or private third-party sources of financing or that favorable terms for such financing will be available. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Extraction and processing risks and potential inadequacy of insurance coverage

        The business of extraction and processing of minerals is subject to many risks and hazards, including environmental hazards, industrial accidents, periodic interruptions due to inclement weather conditions, labor disputes, critical equipment failures, fires, unusual or unexpected geological or mining conditions and flooding. Such risks could result in damage to, or destruction of, extraction or processing facilities, personal injury, environmental damage, delays in extraction or production, monetary loss and possible legal liability. Although we will maintain insurance within ranges of coverage consistent with industry practice, it cannot be certain that such insurance will be adequate to cover losses or continue to be available at economically acceptable rates in the future. We may become subject to liability for pollution, accidents or other hazards against which we are uninsured.

People's Republic of China political and economic considerations

        Biogan's, business operations are located in, and revenues derived from, the PRC. Accordingly, the Company's business, financial condition and results of operations could be significantly and adversely affected by economic, political and social changes in the PRC.

        The economy of the PRC has traditionally been a planned economy, subject to five-year and annual plans adopted by the State, which set down national economic development goals. Since 1978, the State has been moving the economy from a planned economy to a more open, market-oriented system. The PRC's economic development is following a model of market economy under socialism. Under this direction, it is expected that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. However, there is no guarantee that a major turnover of senior political decision-makers will not occur, or that the existing economic policy of the PRC will not be changed. A change in policies by the State could adversely affect our investment in GGM by changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, or the expropriation of private enterprises.

Conversion of our outstanding convertible debentures could substantially dilute your investment and cause the price of our common stock to decline because the conversion price of the debentures is determined by the market price of our common stock, with no ceiling on the number of shares of our common stock that are issuable upon conversion of those debentures.

The TK and Carbon Mesa debentures are convertible into shares of our common stock at a price equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. To the extent the holders convert the debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures.

If the holders of our outstanding securities or others engage in short sales of our common stock, including sales of shares to be issued upon conversion of convertible securities, the price of our common stock may decline.

        Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales can create a downward pressure on the price of the security. If the holders of our debentures or Series A Convertible Preferred Stock or others sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease. The decrease in market price would allow holders of the debentures that have a conversion price based upon a discount on the market price of our common stock to convert their debentures into an increased number of shares of our common stock. Further sales of common stock issued upon conversion of debentures could cause even greater declines in the price of our common stock. The downward pressure on the market price caused by conversion of debentures, and the sale of the underlying shares of common stock, could encourage short sales by the debenture holders and others and could further undermine the value of our common stock.

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline.

Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control and which include the following:

·     the level of demand for base metal products within China and internationally;
·     the prices that the company will be able to charge for mineral products;
·     costs related to possible acquisitions of new mines or technologies to modernize mining operations;
·     regulatory changes affecting the Chinese mining community generally or our operation of mines; and
·     the amount and timing of capital expenditures and other costs relating to the expansion of smelting operations.

        Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. We plan to increase our expenditures for our marketing operations and to expand and develop GGM's mining and smelting operations to increase production and sales of products. We cannot assure you that our revenues will increase in proportion to our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses. If our operating results do not consistently meet the expectations of securities analysts or investors, our stock price may fluctuate or decline.

Our stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock.

        The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following or other factors, many of which are beyond our control.

·	variations in our quarterly operating results;

·	material announcements by us or our competitors of mining developments, strategic partnerships, joint ventures or capital commitments;

·	general economic and political conditions in China and in the mining industry; and

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

        Our success is highly dependent upon the continued services of key managerial employees both in North America and in China, including Kuang Yihuai, our Chairman of the Board, Gilles Laverdiere, our Vice-Chairman and Chief Executive Officer, and Kerry D. Smith, our President and Chief Operating Officer. We do not currently maintain key-man life insurance policies on any member of management. Consequently, the loss of these key executives or one or more other key members of management could have a material adverse effect on us.

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

        Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the SEC. Penny stocks, which shares of our common stock qualify as, are generally equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

Our preferred stock may cause or prevent a takeover of the company, possibly preventing you from obtaining higher stock prices for your shares.

        Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. As of July 19, 2002, a total of 1,100 shares of our Series A Convertible Preferred Stock, each convertible into 12,000 shares of our common stock, were outstanding. On July 19, we issued a total of 3,624,000 shares of our Series B Convertible Preferred Stock, each convertible in 100 shares of our common stock. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock provides desired flexibility in connection with possible acquisitions and other corporate purposes. However, the issuance of preferred stock to Fushan has resulted in change in control of the company. The issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of the company even if a change in control would be beneficial to our stockholders. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

The anti-takeover effects of Delaware law could adversely affect the performance of our stock.

        Section 203 of the General Corporation Law of Delaware prohibits us from engaging in business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of the company without action by our stockholders, even if a change in control would be beneficial to our stockholders. Consequently, these provisions could adversely affect the price of our common stock.

Item 7.    Financial Statements

        Our audited financial statements for the years ended December 31, 2001 are submitted as a separate section of this Annual Report on Form 10-KSB beginning at page F-1.

Item 8.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

        On August 10, 2000, we filed a Current Report on Form 8-K to report the resignation of George Brenner, C.P.A. and the engagement of Bersch Accounting as our independent accountants, effective as of August 7, 2000. In our two most recent fiscal years and subsequent interim period preceding Mr. Brenner's resignation, there were no disagreements between the company and Mr. Brenner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Brenner, would have caused Mr. Brenner to make reference to the subject matter of the disagreement in connection with his reports. Mr. Brenner's reports on our financial statements for the prior two fiscal years contained no adverse opinion and no disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Mr. Brenner dated May 13, 1999 appearing in our Annual Report on Form 10-KSB for the year ended December 1998 and the report of Mr. Brenner contained in this Annual Report on Form 10-KSB include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our decision to accept the resignation of Mr. Brenner and to engage Bersch Accounting was approved by our board of directors.

        On February 26, 2001 and March 8, 2001, we filed Current Reports on Form 8-K to report a change in our independent certifying accountants. The February 26, 2001 Form 8-K was amended on March 8, 2001, March 15, 2001 and March 27, 2001, to report the dismissal of Bersch Accounting and the engagement of KPMG LLP as our new independent certified public accountants. Following the termination of our relationship with Bersch Accounting, we received letters from Bersch Accounting stating that there were disagreements between Bersch Accounting and us. These letters are incorporated by reference as exhibits to this report. Our decision to dismiss Bersch Accounting and engage KPMG LLP was approved by our board of directors. On January 28, 2002, we filed a Current Report on Form 8-K to report the resignation of KPMG LLP and the engagement of George Brenner, C.P.A. as our independent accountant, effective January 28, 2002. The resignation of KPMG LLP was necessitated by KPMG's intake procedures when it was discovered that the original transaction with Hechi was not completed. During our two most recent fiscal years and subsequent interim periods preceding the resignation of KPMG, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports, if any had been rendered. Our decision to re-engage George Brenner, C.P.A. was approved by our board of directors.

        Following the termination of our relationship with KPMG LLP, we received a letter from KPMG LLP agreeing to the statements concerning them in the Form 8-K filed on January 28, 2002. Such letter is incorporated by reference as an exhibit to this report.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                Exchange Act

        Set forth below is information with respect to our directors and executive officers as of July 19, 2002:

Name	Age	Titles
Kuang Yihuai	50	Chairman of the Board
Gilles Laverdiere	48	Vice Chairman, Chief Executive Officer and Director
Kerry D. Smith	48	President, Chief Operating Officer and Director
Robert Doyle	48	Executive Vice President and Chief Financial Officer
Liang Changjiang	51	Director
John Cullen	46	Director
Pierre O'Dowd	45	Director
Kuang Zhong	27	Director

Business Experience

        Kuang Yihuai has served as a director and Chairman of the Board of Directors since March 2000. Mr. Yihuai has served as the Chief Executive Officer of Hechi since March 2000 and as Chairman of the Board of Directors of Hechi from March 2000 until May 2001. Mr. Yihuai also served as President of HPMC from 1988 until its privatization in June 1998, and as President of Hechi since June 1998. Mr. Kuang Yihuai is the uncle of Mr. Kuang Zhong.

        Gilles Laverdiere has served as our Vice Chairman and Chief Executive Officer since November 23, 2001. Mr. Laverdiere served as Chief Executive Officer and President of the company from November 1999 until November 2001. Mr. Laverdiere has been a director of the company since November 1999, and served as Chairman of the Board of Directors from November 1999 until March 2000. In addition, he served as our Acting Chief Financial Officer from November 1999 until January 2001. Prior to joining the company, Mr. Laverdiere served as Chief Executive Officer and Chairman of the Board of Directors of Tiaro Bay Resources Inc. since 1996. Mr. Laverdiere continues to serve as a director of Tiaro Bay Resources. Since January 2002 Mr. Laverdiere has served as a director of Roland Virtual Business Systems, Inc. Since 1985, he has served as President and Chief Executive Officer of Giminex, Inc., a mining and exploration consulting firm, and since 1998, he has served as President and a director of Exploration Mirandor Inc., an exploration junior mining company that was publicly traded on the Montreal Exchange under the symbol "MIQ" until May 17, 2001. As a consultant to mining and exploration ventures, Mr. Laverdiere evaluated mining prospects and negotiated and structured financing for various mining companies. Mr. Laverdiere received a B.S. in geology in 1978 from the University of Montreal and a license in ecology in 1996 from the University du Quebec in Abitibi-Temiscamingue. Mr. Laverdiere devotes substantially all of his professional time to the business of the company.

        Kerry D. Smith has served as President and Chief Operating Officer, and as a director, since November 23, 2001. Mr. Smith was the Chief Financial Officer and a Vice President of the company from January 2001 to November 23, 2001. From 1996 until 2000, Mr. Smith served as a Senior Mining Analyst of Merrill Lynch Canada Inc., formerly known as Midland Walwyn Capital Inc. From 1995 until 1996, he served as a Senior Mining Analyst of RBC Dominion Securities Inc. Mr. Smith received a B.A.Sc. in mining engineering in 1976, and an M.B.A. in finance and production from Queen's University in 1980. In addition, Mr. Smith has 16 years experience in mining with several companies including Eldorado Nuclear, Hudson Bay Mining & Smelting and Denison Mines, Ltd. Mr. Smith is a member of the Association of Professional Engineers of Ontario.

        Robert Doyle has served as Executive Vice President and Chief Financial Officer of the company since November 2001. From 1997 to October 2001 Mr. Doyle was employed by Credit Suisse First Boston as an analyst responsible for precious metals. From November 1994 to July 1997 he served as a mining analyst at RBC Dominion Securities. In addition, Mr. Doyle has 15 years experience in mining with Falconbridge Ltd. and Lac Minerals. He received an H.B.A. from the University of Western Ontario in 1978 and obtained his Chartered Accountant designation in 1980.

        Liang Changjiang has served as a director of the company since November 2001. Mr. Changjiang has served as a director of Hechi Industrial Co., Ltd. since June 1998, and Chairman of the Board since May 2001. Mr. Changjiang has also served as Vice-Director of the supply department of China Non-Ferrous Metals Materials Co., Ltd. From July 1971 to April 1981 he worked for Beijing Structural Members Plants as an employee.

        John Cullen has been a self-employed businessman since April 1998. From April 23, 1997 to the present Mr. Cullen has served as a director of CGX Energy, Inc. From December 1987 to April 1998 Mr. Cullen was employed as an investment adviser with Nesbitt Burns. From 1996 to February 1997 Mr. Cullen served as a director of Link Mineral Resources and as a member of its compensation committee.

        Pierre O'Dowd has served as a director of the company since March 2000. In addition, from 1995 to October 1999, Mr. O'Dowd served as a consulting geologist and Vice President of Exploration for Noveder, Inc., a junior mining exploration company in Canada. Since October 1999, Mr. O'Dowd has served as a director and President of Noveder, Inc., now called Atlantis Exploration Inc. From 1979 to 1992, Mr. O'Dowd worked as an exploration and mine geologist in Canada and South America. He received a B.S. in geology in 1978 from Universitè du Montreal.

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

        All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors. Currently other than the Audit Committee and the Executive Committee there are no committees of the board of directors. Steven Yishyun Chi resigned as a director in February 2001, Gerald Sneddon resigned as a director in March 2001, and Ron Tolman resigned as a director in May 2002.

Item 10. Executive Compensation

    Summary Compensation Table

        The following table sets forth information concerning compensation accrued but not paid to our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2001, 2000 and 1999. No other executive officer received an annual salary and bonus of more than $100,000 for services rendered to us during this period of time nor did any other executive officer provide services valued at more than $100,000.
Name and Position	Year	Annual Compensation Salary ($)
Gilles Laverdiere Vice-Chairman and Chief Executive Officer	2001 2000 1999	$60,000 $60,000 NIL

        We have not granted any stock appreciation rights to any of our executive officers. Under employment agreements both Kerry D. Smith and Robert Doyle are entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company's proposed public offering, as well as, an additional 100,000 options to purchase shares of common stock, priced at the same price as the company's proposed public offering, upon successful completion of a public offering of $5,000,000 or more. Under an employment agreement Gilles Laverdiere is entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company's proposed public offering. Under a letter agreement John Cullen is paid $3,000 per month by the company for consulting services rendered. Mr. Cullen consults with the company on financial and capital markets matters. The company's agreement with Mr. Cullen is terminable at will by either party. Except for these employment agreements, the company has not entered into any other employment agreements. Directors are not compensated for any services they may provide as directors on our board of directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of each of our classes of stock as of July 19, 2002, by:

·	each person known by us to own beneficially 5% or more of the outstanding shares of any class of voting stock issued by the company;

·	each of our directors;

·	each of our executive officers named in the summary compensation table above; and

¸	all of our directors and executive officers as a group.

        The following calculations of the percent of outstanding common shares are based on 108,066,199 shares of our common stock, 1,100 shares of our Series A Convertible Preferred Stock and 3,624,000 shares of our Series B Convertible Preferred Stock issued and outstanding as of the date of the table. Beneficial ownership and, accordingly, percent of class ownership, is calculated in accordance with Rule 13d-3 of the Securities Act.

        Each of the natural persons listed in the table beneficially owns only outstanding shares of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. TK holds, as agent for two other entities, outstanding shares of common stock and shares of Series A Convertible Preferred Stock, the TK debenture and the warrants. Each share of Series A Convertible Preferred Stock is convertible into 12,000 shares of common stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock. The terms of the TK debenture and warrants held by TK, as amended, prohibit in any 30 consecutive day period conversion of more than one-third of the original principal amount of the TK debenture or sales of more than a number of shares of our common stock equal to $208,000 divided by the applicable conversion rate, and prohibit conversion of shares of Series A Convertible Preferred Stock, conversion of the TK debenture or exercise of the warrants to the extent that such conversion or exercise would result in the debenture holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock.

        These limitations do not, however, preclude the holder from converting or exercising and selling shares of common stock underlying its shares of Series A Convertible Preferred Stock, debenture and warrants in stages over time where each stage does not cause the debenture holder to beneficially own in excess of the limitation amounts. As a result of the conversion limitations described above and the number of shares of common stock that were held by TK or that could have been acquired by TK upon conversion of shares of Series A Convertible Preferred Stock or upon conversion of the TK debenture or exercise of its warrant as of the date of the table, the number of shares of common stock shown in the table as beneficially owned by TK has been limited to 9.99% of the shares of common stock outstanding as of the date of the table

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Kuang Yihuai	Common	-(4)	-
Gilles Laverdiere	Common	3,339,488	3.09%
Kerry D. Smith	Common	-	-
Robert Doyle	Common	-	-
Liang Changjiang	Common	-(4)	-
John Cullen	Common	-	-
Pierre O'Dowd	Common	25,000	*
Kuang Zhong	Common	-(4)	-
Fushan Industrial Co. Ltd.	Common	16,800,000	15.55%
Thomson Kernaghan & Co., Limited	Common	10,795,813(2)(3)	9.99%
Rulon L. Tolman	Common	6,879,284	6.37%
All directors and executive officers as a group (8 persons)	Common	3,364,488	3.11%
Thomson Kernaghan & Co., Limited	Series A Convertible Preferred	1,100(2)	100.00%
All directors and executive officers as a group (8 persons)	Series A Convertible Preferred	-	-
Kuang Yihuai	Series B Convertible Preferred	290,563	8.02%
Gilles Laverdiere	Series B Convertible Preferred	-	-
Kerry D. Smith	Series B Convertible Preferred	-	-
Robert Doyle	Series B Convertible Preferred	-	-
Liang Changjiang	Series B Convertible Preferred	55,400	1.53%
John Cullen	Series B Convertible Preferred	-	-
Pierre O'Dowd	Series B Convertible Preferred	-	-
Kuang Zhong	Series B Convertible Preferred	228,457	6.30%
All directors and executive officers as a group (8 persons)	Series B Convertible Preferred	574,420	15.85%

_________________________

* Represents less than 1%.

(1)	Unless otherwise indicated, the address of each person in this table is c/o Biogan International, Inc. 150 King Street, Suite 2315, Toronto, Ontario M5H 1J9. Kuang Yihuai, Gilles Laverdiere, Kerry D. Smith, Liang Changjiang, John Cullen, Pierre O'Dowd, and Kuang Zhong, are directors of the Company. Gilles Laverdiere, Kerry D. Smith, and Robert Doyle are executive officers of the company.

(2)	TK holds the securities shown in the table as agent for Canadian Advantage Limited Partnership ("CALP II") and Advantage (Bermuda) Fund Ltd. ("ABFL"). VMH Management Ltd. is the general partner of CALP II, and VMH International is the investment manager of ABFL. Mr. Mark Valentine is the sole director and president of VMH Management Ltd. and is the president of VMH International. In those capacities, Mr. Valentine holds the power to vote or dispose of the shares of common stock that are listed as owned by TK. The address for Mr. Valentine is c/o Thomson Kernaghan & Co., Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario, Canada M5H 1T1.
-25-
(3)	Represents 5,879,489 shares of common stock issued and outstanding and an aggregate of 4,916,324 shares of common stock currently issuable upon conversion of a debenture, preferred stock and/or upon exercise of a warrant.

(4)	Kuang Yihuai, Liang Changjiang and Kuang Zhong hold the right to receive common shares of the company upon conversion of Series B Preferred Stock held beneficially by them. They respectively hold 290,563, 55,400, and 228,457 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock of the company. The Series B Convertible Preferred Stock will automatically convert into common shares of the company upon an increase in the company's share capital in an amount sufficient to allow the issuance of the Series B Preferred Stock or upon a change in control transaction. It is expected that the shareholders of the company will approve a reincorporation merger of the company at the next special meeting of the shareholders, which will have the effect of, among other things, triggering the conversion of the Series B Convertible Preferred Stock into common stock of the company.

Item 12.    Certain Relationships and Related Transactions

        On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, we defaulted under the provisions of the debentures and the registration rights agreement due to our failure to maintain our listing on the NASD's OTC Electronic Bulletin Board and our failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. We renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. We also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. We remain in default of the Carbon Mesa Debenture. Further detail can be found in Item 5 of this report.

        To satisfy the terms of the company's original transaction with Hechi, Biogan was likely to undertake an equity financing for the purpose of contributing capital to GGM. With the goal of minimizing the dilution that would occur to existing company stockholders upon consummation of any such financing, a group of the company's stockholders, including former company officers Ron Tolman, Rulon Tolman and William Glazier, orally agreed to reduce the numbers of their own shares of our common stock by placing up to 8,739,488 of their own shares in the hands of Gilles Laverdiere and an entity controlled by Mr. Laverdiere. Mr. Laverdiere, who later became an officer of the company, sold a portion of the shares, of which 3,339,488 remain held by him, and contributed the proceeds from that sale to the company for use in satisfying certain outstanding liabilities of the company and coordinating the consummation of the transaction with Hechi. The capital contributions made by Mr. Laverdiere during 1999, 2000 and 2001 totaled $822,610 which included both proceeds from the sale of the shares transferred to him and contributions he made personally to the company. In exchange for contributions made by him, Mr. Laverdiere received, on March 31, 2001, a 10% demand note in the principal amount of $60,000. Other than this note, no stock or other obligation was issued by the company to Mr. Laverdiere in exchange for capital contributions made by him. Separately, Mr. Laverdiere has agreed orally with Fushan that Fushan will deliver 14,400,000 shares of common stock to Mr. Laverdiere of following the conversion of the Series B Preferred Stock which has been issued to Fushan pursuant to the terms of the company's July 19, 2002 transaction with Hechi. These shares are to be transferred to Mr. Laverdiere as compensation for structuring the transaction between the company and Hechi. The terms of Mr. Laverdiere's arrangement with Hechi were negotiated and agreed upon prior to Mr. Laverdiere's involvement with Biogan.

Item 13.    Exhibits and Reports On Form 8-K

    (a)    Exhibits

        Exhibits are numbered in accordance with Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 5, 1988 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on March 31, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 29, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.4	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 2, 1990 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.5	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on August 29, 1994 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on September 5, 1997 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.7	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 23, 2002.

3.8	Amended and restated bylaws of Registrant (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.9	Articles Of Association Of Guangxi Guanghe Metals Co. Ltd. filed with the government of the People's Republic of China on July 19, 2002.

-27-

4.2	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.3	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.4	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.5	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.6	Registration Rights Agreement dated as of March 8, 2000 between the Registrant, CALP II, LLC and Carbon Mesa Partners,LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.7	Securities Purchase Agreement dated as of March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.8	Pledge Agreement, dated March 8, 2000, by and among the Registrant, CALP II, LLC, Carbon Mesa Partners, LLC and Law Offices of Michael S. Rosenblum (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.9	Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.10	First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.11	First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.12	Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

-28-

4.13	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the company (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.14	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the company.

10.1	Share Exchange Agreement by and between the Registrant and Fushan Industrial Co. Ltd, dated as of July 19, 2002.

10.2	Joint Venture Agreement by and among Guangxi Guanghe Metals Co. Ltd., Hechi Industrial Co. Ltd. and Biogan (BVI) International Inc. dated as of July 19, 2002.

10.3	Consulting Agreement dated November 23, 2001 between the Biogan International, Inc. and John Cullen.

10.4	Employment agreement by and between the Registrant and Gilles Laverdiere effective as of January 1, 2000.

10.5	Employment agreement by and between the Registrant and Kerry D. Smith effective as of August 1, 2000.

10.6	Employment agreement by and between the Registrant and Robert Doyle effective as of November 23, 2001.

10.7	Agreement, dated July 19, 2002 by and between Biogan International, Inc. and Hechi Industrial Co. Ltd. terminating the asset purchase agreement by and between the parties dated July 1, 2000.

10.8	Agreement, dated July 19, 2002 by and between Biogan International, Inc. and Biogan International (BVI) Inc. assigning Biogan International, Inc.'s rights in GGM to Biogan International (BVI) Inc.

23.1	Consent of Independent Auditor George Brenner, C.P.A.

(b) Reports on Form 8-K

        On January 9, 2001, we filed a Current Report on Form 8-K concerning NASD's decision to delete all quotations of the company's securities from NASD's OTC Bulletin Board at the opening of business on January 7, 2001.

        On January 9, 2001, we filed on Form 8-K/A, Amendment No. 3 to the Current Report on Form 8-K filed October 24, 2000 concerning the company's determination that the financial statements filed with the SEC on October 24, 2000 in connection with the acquisition by the company of certain of the assets of Hechi, were not prepared in accordance with the requirements of Item 310 of Regulation S.B. of the Securities Act and that the acquisition of assets which constitute a reverse acquisition were not accounted as such in the financial statements.

        On February 26, 2001, the company filed a Current Report on Form 8-K concerning the engagement of KPMG LLP as its independent certifying accounts.

        On March 8, 2001, we filed on Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K filed February 26, 2001 concerning the engagement of KPMG LLP as the company's auditors along with a letter from Bersch Accounting to the SEC regarding change in the company's certifying accountants.

        On March 8, 2001, we filed a Current Report on Form 8-K concerning the resignation of Bersch Accounting as the company's auditors.

        On March 15, 2001, we filed on Form 8-K/A, Amendment No. 2 to Current Report on Form 8-K filed February 26, 2001 outlining concerns of the former auditors, Bersch Accounting and the company's response to such concerns.

        On March 15, 2001, we filed on Form 8-K/A, Amendment no. 1 to Current Report on Form 8-K filed March 8, 2001 for purposes of reporting that KPMG LLP and not the company's former auditors would review the company's September 10-QSB and for filing the former auditors resignation letter as also a disclosure letter from the company's former accountants outlining their concerns.

        On March 27, 2001, we filed on Form 8-K/A, Amendment No. 2 to Current Report on Form 8-K filed March 15, 2001 for purposes of filing a letter by the company's former accountants, Bersch Accounting which is required to be filled in connection with the company's disclosure concerning changes in the company's accountants.

        On March 27, 2001, we filed on Form 8-K/A, Amendment no. 3 to the Current Report on Form 8-K filed February 26, 2001 for purposes of filing the letter from the company's former accountants, Bersch Accounting as also the response letter from the former auditors.

        On April 3, 2001, we filed on Form 8-K/A, Amendment no. 2 to the Current Report on Form 8-K filed March 15, 2001 for purposes of filing a response letter addressed to the SEC from the former auditors, Bersch Accounting stating that they had read the disclosures in item 4 of the Form 8-K/A dated March 27, 2001, and that they agreed with the disclosures.

        On April 3, 2001, we filed on Form 8-K/A, Amendment no. 4 to the Current Report on Form 8-K for purposes of filing a letter from the company's former accountants, Bersch Accounting, which is required to be filed in connection with the company's disclosure concerning changes in the company's accountants.

        On July 30, 2001, we filed a Current Report on Form 8-K for purposes of reporting that the transactions contemplated in the Asset Purchase Agreement, effective as of July 1, 2001 between the company and Hechi, and the Joint Venture Contract, dated January 27, 2000 between the company and Hechi may not be in compliance with certain regulatory laws of the PRC and therefore may not be valid.

        On March 5, 2002 we filed a Current Report on Form 8-K concerning the resignation of KPMG LLP as the company's auditors and the engagement of George Brenner, C.P.A. as the company's independent certifying accountant.

        On May 3, 2002, we filed a Current Report on Form 8-K for purposes of reporting the completion of a private placement financing, consisting of a non-brokered private placement of 15,816,664 special warrants and 150,000 restricted shares of common stock at a price of $0.03 per special warrant or share of common stock, for proceeds of $479,000.

        On August 2, 2002, we filed a Current Report on Form 8-K for purposes of reporting the acquisition of the controlling interest in GGM, the consideration for which consisted of 16,800,000 shares of our common stock and 3,624,000 shares of our Series B Convertible Preferred Stock. As a result of the acquisition a change in control has occurred and Hechi's shareholders now control 78.4%, through Fushan, of our outstanding voting shares.

Signatures

        In Accordance with Section 13 or 15(d) of the Exchange Act, The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Gilles Laverdiere	Vice Chairman, Chief Executive Officer and Director	August 2, 2002
Gilles Laverdiere

/s/ Kerry D. Smith	President, Chief Operating Officer and Director	August 2, 2002
Kerry D. Smith

/s/ Robert Doyle	Executive Vice-President and Chief Financial Officer	August 2, 2002
Robert Doyle

/s/ John Cullen	Director	August 2, 2002
John Cullen

/s/ Pierre O'Dowd	Director	August 2, 2002
Pierre O'Dowd

BIOGAN INTERNATIONAL, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2001

George Brenner, CPA
 A Professional Corporation
 10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT AUDITOR

Board of Directors
Biogan International, Inc. (A Development-Stage Company)
Toronto, Canada

I have audited the accompanying balance sheet of Biogan International, Inc., (A Development-Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000 and from inception (February 5, 1998) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 2001 and the results of its operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000 and from inception (February 5, 1998) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2C to the financial statements, the Company's recurring losses from development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are discussed in Notes 1 and 12 "Cooperative Joint Venture" and "Subsequent Events," respectively. Should the Company not be successful in its Joint Venture the $1,700,000 (Note 2B) will be written off increasing the stockholders' deficit from approximately $1,961,000 to $3,661,000.

                                                                                                                                    George Brenner, C.P.A.

Los Angeles, California
July 22, 2002

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001

ASSETS		
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $30,140	$	6,495
COOPERATIVE JOINT VENTURE INVESTMENT		1,700,000
TOTAL ASSETS	$	1,706,495
LIABILITIES & STOCKHOLDERS' DEFICIT		
ACCOUNTS PAYABLE	$	499,526
BANK OVERDRAFTS		10,076
NOTES PAYABLE		269,967
ACCRUED EXPENSES		759,016
TOTAL CURRENT LIABILITIES		1,538,585
NON-CURRENT LIABILITIES		
CONVERTIBLE DEBENTURES		
- NET OF UNAMORTIZED ISSUANCE COSTS OF $70,661		2,129,339
TOTAL LIABILITIES		3,667,924
COMMITMENTS		-
STOCKHOLDERS' DEFICIT		
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE, 10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED		1
COMMON STOCK $.001 PAR VALUE 300,000,000 SHARES AUTHORIZED, 91,266,199 ISSUED AND OUTSTANDING		91,266
ADDITIONAL PAID IN CAPITAL		8,354,377
ACCUMULATED DEFICIT		-10,407,073
TOTAL STOCKHOLDERS' DEFICIT		-1,961,429
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$	1,706,495

SEE REPORT OF INDEPENDENT AUDITOR AND ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

HISTORY

Background

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

Effective February 1998, the company entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor through an Idaho corporation, IntorCorp, Inc., in which the company held a 50% ownership interest. In August 1999, the company transferred all of its rights and interest in IntorCorp, Inc., including the company's interest in the IntorCorp Motor and the patent application to the electromagnetic motor, in connection with an agreement with R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which the company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, the company distributed these shares to its stockholders. Following this transaction, and having divested itself of certain assets related to the electrical motor industry and disposed of all of its subsidiaries and other interests in other affiliates and other entities, the company began to focus its attention, experience and resources on developing a base metal mining and smelting operation in the People's Republic of China.

Cooperative Joint Venture

Effective July 1, 2000 the company entered into an asset purchase agreement with Hechi Industrial Co., Ltd. (Hechi) under the laws of the People's Republic of China. A Cooperative Joint Venture, Guangxi Guanghe Metals Co., Ltd. (GGM), was formed for the purpose of engaging in the mining and milling of non-ferrous metals and for the purpose of operating a copper smelter to produce blister copper in the Guangxi Province of China.

Pursuant to the transaction, the company paid $1,700,000 and issued 16,800,000 shares of the company's common stock and 30,200 shares of Series A preferred stock to Hechi in exchange for a 92% equity interest and a 95% profits interest in GGM.

On July 27, 2001, the company was advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the People's Republic of China.

Following discussions with Hechi and its U.S., Chinese and Canadian legal counsel, the company implemented the acquisition on a restructured basis on July 19, 2002, in compliance with Chinese legal requirements, more fully described in Note 12 "Subsequent Events." As a result, Biogan acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of Biogan's voting capital stock. For accounting purposes, the transaction will be treated as a reverse takeover, with Hechi treated as having acquired Biogan.

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

        B.        COPERATIVE JOINT VENTURE INVESTMENT

The $1,700,000 referred to in Note 1 above will not be refunded should the Chinese transaction not be consummated. The common and preferred shares previously issued were cancelled. The common shares will be reissued along with a new Series B Preferred Stock in connection with the re-structuring as outlined in Note 12.

Should the transaction not be consummated, the $1,700,000 will be written off in which case the stockholders' deficit of $1,961,000 at December 31, 2001 will become $3,661,000. See next caption "Continued Existence."

        C.        CONTINUED EXISTENCE

The company has had recurring losses from development stage activities, negative working capital of $1,539,000 and a stockholders' deficit of $1,961,000. In addition, there is also an uncertainty in connection with the company meeting its $7,300,000 funding requirement (Note 12).

The above financial factors raise a substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. Management plans to continue in existence are set forth in Note 1 "Cooperative Joint Venture" and Note 12 "Subsequent Events". There can be no assurance that the Cooperative Joint Venture will be successful.

        D.        DEFERRED BOND ISSUE COSTS, DISCOUNT AND BENEFICIAL CONVERSION

The company issued secured convertible debentures totaling $2,035,000 on March 30, 2000, as discussed in Note 10. The costs ($300,000) associated with the issuance of such debentures and their discount ($235,000) are amortized over the life of the debentures. The convertible debenture contains a beneficial conversion feature. The company accounted for the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. EITF 98-5 requires the Beneficial Conversion Feature be calculated and amortized from the date of closing of the agreement until the earliest date on which investors have the right to convert the debt to common shares. The Beneficial Conversion Feature was computed at $508,750, all of which was expensed in 2000.

        E.        FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost. Depreciation of furniture and equipment is provided using the straight-line method of depreciation and the accelerated cost recovery method for federal income tax purposes. Depreciation is calculated over useful life ranging from 5 to 10 years.

        F.        CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the company considers all short-term investments in interest bearing accounts, securities and other instruments with an original maturity of three months or less, to be equivalent to cash.

        G.        INCOME TAXES

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of asset and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2001 and 2000 there were temporary differences between book and tax income, principally stock based expenses. The operating loss carryforwards were fully reserved. (Note 8. "Income Taxes")

        H.        LOSS PER SHARE

Basic income (loss) per share is based on the weighted-average number of outstanding common shares during the applicable period. Of the 91,266,199 shares outstanding 22,716,648 are restricted and 68,549,551 shares are unrestricted. The 28,800,000 shares that are being held in escrow and are pledged as collateral for the convertible debentures (Note 10) are not included in the weighted-average computation. No potential conversion of the debentures and Series A preferred stock to common stock was included in computing loss per share because the effect would be anti-dilutive.

        I.          STOCK BASED EXPENSES

In connection with the acquisition of the Hechi assets, the company issued 1,100 shares of Series A Preferred Stock convertible into 13,200,000 shares of common stock in August 2000, resulting in a charge to operations of $1,848,000 for the year ended December 31, 2000.

In connection with the negotiations resolving the event of default of the convertible debentures, the company issued 2,500,000 shares of common stock in September 2001, resulting in a charge to operations of $30,000 for the year ended December 31, 2001.

3.    NOTES PAYABLE

        Unsecured notes payable, with interest at 10% per annum, are payable on demand, with payments applied first to any unpaid interest. As of December 31, 2001 the balance consists of the following:

Ronald J. Tolman, Stockholder, November 13, 1996.	40,000
Rulon L. Tolman, Stockholder, November 13, 1996.	40,000
Rulon L. Tolman, Stockholder, April 29, 1999.	10,000
Ronald J. Tolman, Stockholder, September 7, 1999.	5,000
Hechi Industrial Company Limited, January 3, 2001.	50,000
Hechi Industrial Company Limited, February 6, 2001.	19,985
Gilles Laverdiere, Vice Chairman & CEO of Biogan, March 31, 2001.	60,000
Hechi Industrial Company Limited, May 29, 2001.	19,982
Hechi Industrial Company Limited, August 20, 2001.	25,000
Total Notes Payable	$ 269,967 ======

4.       STOCKHOLDERS' DEFICIT

COMMON STOCK - There are 120,066,191 shares of common stock issued and outstanding, of which 28,800,000 are held in escrow as collateral for the convertible debentures, resulting in net shares outstanding of 91,266,199.

PREFERRED STOCK - There are 1,100 shares of Series A convertible preferred stock issued and outstanding, which are convertible into 13,200,000 common shares. See Note 2. I, "Stock Based Expenses" in connection with the Series A preferred shares.

ADDITIONAL PAID IN CAPITAL - Included in additional paid in capital for which no stock was issued are cash received from Mr. Gilles Laverdiere, Vice Chairman, $822,610 and $171,200 of accrued salaries forgiven by former corporate officers.

5.       ACCRUED EXPENSES

Accrued expenses consist of the following:

Accrued interest on convertible debentures	$ 226,339
Accrued interest on notes payable	57,230
Accrued salaries - officer/stockholders	393,700
Expenses advanced by Hechi	81,747
$ 759,016

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

8.       INCOME TAXES

At December 31, 2001, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:

YEAR	NOL	YEAR EXPIRES	TAX CREDIT	YEAR EXPIRES
1995	2,887,130	2010
1996	1,122,539	2011	12,197	2011
1997	736,051	2017	9,665	2012
1999	141,273	2019
2000	1,798,073	2020
2001	1,711,698	2021	______
	$8,396,764 =======		$21,862 ======

No deferred asset will be recognized on the tax benefit resulting from the NOL until the company becomes profitable. While management believes the loss recorded due to the stock restitution loss in prior years ($2,676,409) is a tax-deductible expense; it could be subject to an IRS disallowance. If the transaction described in Note 1 takes place, there will be a significant change in ownership, and the net operating losses carried forward may be significantly reduced. Stock based expenses (Note 2.I.) are not included in the above NOL calculations.

9.       RECENTLY ISSUED ACCOUNTING STATEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with determinable lives (such as goodwill) are no longer subject to amortization; rather they are subject to impairment by applying a fair-value-based test. SFAS 142 is generally effective for fiscal years beginning after December 15, 2001. However, the non-amortization provisions regarding goodwill are effective immediately.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS 143 will be effective for years beginning after June 15, 2002, although earlier adoption is permitted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS 144 will be effective for years beginning after December 15, 2001, although earlier adoption is permitted.

The company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the company.

10.    CONVERTIBLE DEBENTURES

The company issued convertible debentures on March 29, 2000 to Thomson Kernaghan & Co. Ltd. (TK) and Carbon Mesa Partners, LLC (Carbon Mesa) for aggregate proceeds of $2,035,000 to assist in financing required contributions to the joint venture with Hechi under its original terms. Out of the net proceeds of $1,800,000 from the sale of the debentures, $1,500,000 was contributed to GGM and $300,000 was retained for working capital purposes.

Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of Biogan's common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the $650,000 of the additional principal amount of the TK debenture related to the September 2001 amendment discussed below, shall not be less than $0.025 per share.

As of July 16, 2002, Biogan had a total of 91,266,199 shares of common stock outstanding, and debentures convertible, if contractual limitations on conversion were disregarded, into approximately 174,000,000 shares of common stock.

The company may, at its option, prepay all or part of the outstanding principal and interest balance of the debentures. Any redemption is to be in an aggregate principal amount of at least $100,000 and made pro rata among all of the holders of the debentures based on the then-outstanding balances due under the debentures. Redemptions under the TK debenture and Carbon Mesa debenture are to be made at a redemption price equal to 100% and 125%, respectively, of the amount to be redeemed. If the company serves a redemption notice, TK and Carbon Mesa will retain conversion rights, up to a maximum of 50% of the amount subject to the redemption, for two business days following receipt of the redemption notice. The company may not serve any redemption notice without having the necessary cash or credit facilities immediately available to cover the redemption price.

In connection with the issuance of the debentures, Biogan also issued warrants. The warrants have an initial exercise price of $0.60 per share and also have cashless exercise provisions. The warrants expire on February 28, 2003. In addition, the warrants contain piggyback and demand registration rights, which rights are discussed further below.

Under the September 2001 amendment to the TK debenture discussed below, the debenture was to be secured by the company's assets. The TK and Carbon Mesa debentures also continue to be secured by 28,800,000 shares of common stock pledged by the company. The pledged shares are held in escrow under the terms of a pledge agreement dated March 8, 2000. The pledge agreement provides that, unless and until an event of default occurs, the pledged shares shall be deemed unissued shares for the purpose of voting and other powers of ownership. Any dividends, whether in cash or stock, paid with respect to the pledged shares will be added to the pledged shares as additional collateral.

On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of common stock. In 2000 the company repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, Biogan defaulted under the provisions of the debentures and the registration rights agreement due to its failure to maintain its listing on the NASD's OTC Electronic Bulletin Board and its failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. The company renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. The company also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of common stock, at the company's option, at the then-applicable conversion rate. Biogan remains in default of the Carbon Mesa Debenture.

The company also agreed that on or before November 30, 2001, it would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, the company agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of the company's failure to comply with the above filing and listing requirements, the principal amount of the debentures has increased by a further $50,000, resulting in a balance at December 31, 2001 of $2,200,000 less unamortized issuance cost ($70,661) or a net balance of $2,129,339. At December 31, 2001 accrued interest amounted to $226,339.

11.     RELATED PARTY TRANSACTIONS

Thomson Kernaghan & Co. Limited (TK) owned 9.9% of the company's common stock at December 31, 2001 (Note 10.) Disregarding beneficial ownership limitations, the remaining debentures convert into approximately 174,000,000 shares of common stock and the Series A preferred stock (Note 4) converts into 13,200,000 shares of common stock.

The company's Vice Chairman and three former officers/stockholders contributed capital of $993,810 for which no shares of stock were issued (Note 4. "Stockholders Deficit"). Also a $60,000 10% unsecured demand note (Note 3) and $120,000 in accrued salary (Note 5) were due the company's Vice Chairman.

There are four 10% unsecured demand notes aggregating $114,967 due Hechi Industrial Company Limited (Note 3), a co-owner in GGM. In addition Hechi advanced $81,747 on behalf of Biogan (Note 5).

12.      SUBSEQUENT EVENTS

The principal amount of the convertible debentures has increased by a further $300,000 subsequent to December 31, 2001.

The company announced on May 3, 2002, that it had completed a non-brokered private placement of 15,816,664 special warrants and 150,000 restricted common shares at a price of U.S. $0.03 per special warrant or common share, for proceeds of U.S. $479,000. The proceeds of the offering will be used for working capital purposes. The special warrants, which were offered outside of the U.S., entitle holders to acquire, at no additional cost, one common share for each special warrant held, at any time before the earlier of five days after the issuance of a receipt for a final prospectus from the Ontario Securities Commission and two years from closing. The common shares issued in the U.S. are subject to restrictions on resale imposed by the U.S. Securities Act of 1933.

On July 19, 2002 Hechi and the company implemented the revised structure by completing the following steps:

a)	The Hechi shareholders established a wholly-owned British Virgin Islands corporation, Fushan Industrial Co., Ltd. (Fushan);

b)	Fushan established a British Virgin Islands corporation, Biogan International (BVI) Inc.;

c)	The company and Hechi terminated the original Asset Purchase Agreement;

d)	The company contributed its interest in Guangxi Guanghe Metals Co., Ltd. to Biogan International (BVI) Inc. in exchange for a non-interest bearing promissory note in the principal amount of $1.7 million;

e)	Hechi and the company amended and restated the agreement establishing the Cooperative Joint Venture to provide for the replacement of the company by Biogan (BVI) Inc. and

f)	Fushan and the company entered into a share exchange agreement pursuant to which the company acquired 100% of Biogan International (BVI) Inc. in exchange for 16,800,000 shares of the company's common stock and 3,624,000 shares of Series B Preferred stock.

The Series B Preferred Stock is convertible into 362,400,000 shares of common stock following shareholder authorization of additional issuable stock at Biogan's next meeting of shareholders.

In order for the company to earn its 92% equity interest in GGM, it must contribute additional capital of $7,300,000 to GGM by September 2003. Should the company not contribute the $7,300,000 or contribute only a partial amount, its ownership equity will be reduced proportionately. Regardless of any additional capital contributed, the profit and loss sharing remains at 95%.

As a result of this transaction, the company's business will be completely concentrated in the People's Republic of China. Consequently its continued existence depends on the success of the Cooperative Joint Venture. Because the company conducts its principal operations in China, it is subject to significant risks not typically associated with investments in equity securities of the United States and Western European companies. These include risks associated with, among others, the political, economic and legal environment, influence of the State Council over substantially all aspects of its operations and competition in the mining and refining industry.

It is the company's management belief that the events outlined above, along with its plans to raise at least $7,300,000 for modernizing the properties of GGM will allow the company to continue in existence. As set forth in Note 2.C. "Continued Existence" there can be no assurance that these plans will be successfully effected and the company will operate as a going concern.