Form 10QSB
period 2002-08-02
BIOGAN INTERNATIONAL INC
filed 2002-08-02
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number: 000-31479

Biogan International, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	58-1832055
(State of incorporation)	(IRS Employer ID Number)

150 King Street West Suite 2315 Toronto, Ontario, Canada (Address of principal executive offices)	M5H 1J9 (Zip Code)

(416) 214-3270
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|.

APPLICABLE ONLY TO CORPORATE ISSUER:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 19, 2002, the issuer had outstanding 108,066,199 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH MARCH 31, 2002

UNAUDITED

	COMMON STOCK	COMMON STOCK	PREFERRED STOCK		AMOUNT PER	ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS'
ISSUED:	SHARES	AMOUNT	SHARES	AMOUNT	SHARE	CAPITAL	DEFICIT	EQUITY (DEFICIT)
1988	2,250,000	2,250				22,750	-15,052	9,950
1989	21,387,347	21,387				197,352	-149,448	79,241
1995	56,858,115	56,858				3,246,860	-3,261,573	121,386
1996	4,573,939	4,574				1,123,417	-1,263,513	-14,136
1997	2,785,054	2,785				560,139	-678,716	-129,927
1998	-2,731,571	-2,732				-782,711	582,555	-332,815
1999	263,826	264				442,868	-238,263	-127,946
	85,386,710	85,387				4,810,675	-5,024,010	-127,946
MARCH 8, 2000								
BENEFICIAL CONVERSION FEATURE	-	-			-	508,750		508,750
MARCH 31, 2000								
CONTRIBUTED CAPITAL	-	-			-	170,500		170,500
FORGIVEN OFFICERS WAGES	-	-			-	171,200		171,200
JUNE 30, 2000								
CONTRIBUTED CAPITAL	-	-			-	205,500		205,500
AUGUST 18, 2000								
CONTRIBUTED CAPITAL	-	-			-	10,000		10,000
$500,000 DEBENTURE CONVERSION PLUS INTEREST OF $15,122	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000								
PREFERRED STOCK ISSUED	-	-	1,100	1	0.0010	(1)		-
STOCK BASED EXPENSES	-	-				1,848,000		1,848,000
DECEMBER 5, 2000								
CONTRIBUTED CAPITAL	-	-			-	35,100		35,100
$30,000 DEBENTURE CONVERSION PLUS INTEREST OF $400	667,102	667			0.0456	29,733		30,400
NET LOSS DECEMBER 31, 2000	-	-				-	(3,598,578)	-
	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	-231,954
MARCH 31, 2001								
CONTRIBUTED CAPITAL	-	-			-	25,010		25,010
SEPTEMBER 30, 2001								
STOCK ISSUED - DEBENTURE SETTLEMENT	2,500,000	2,500			0.0010	(2,500)		-
STOCK BASED EXPENSES	-	-				30,000		30,000
NET LOSS DECEMBER 31, 2001							-1,784,485	(1,784,485)
	91,266,199	91,266	1,100	1		8,354,377	-10,407,073	-1,961,429
NET LOSS MARCH 31, 2002	-	-	-	-		-	-485,548	-485,548
	91,266,199	91,266	1,100	1		8,354,377	-10,892,621	-2,446,977

SEE ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

BASIS OF PRESENTATION

In the opinion of the company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes for the company for the year ended December 31, 2001.

1.                HISTORY

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

                   B.    COOPERATIVE JOINT VENTURE INVESTMENT

The $1,700,000 referred to in Note 1 above will not be refunded should the Chinese transaction not be consummated. The common and preferred shares previously issued were cancelled. The common shares will be reissued along with a new Series B Preferred Stock in connection with the re-structuring as outlined in Note 12.

Should the transaction not be consummated, the $1,700,000 will be written off in which case the stockholders' deficit of $2,447,000 at March 31, 2002 will become $4,147,000. See next caption "Continued Existence."

C.    CONTINUED EXISTENCE

The company has had recurring losses from development stage activities, negative working capital of $4,153,000 and a stockholders' deficit of $2,447,000. In addition, there is also an uncertainty in connection with the company meeting its $7,300,000 funding requirement (Note 12).

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

3.                NOTES PAYABLE

 Unsecured notes payable, with interest at 10% per annum, are payable on demand, with payments applied first to any unpaid interest. As of March 31, 2002 the balance consists of the following:

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

4.                 CONVERTIBLE DEBENTURES

The company issued convertible debentures on March 29, 2000 to Thomson Kernaghan & Co. Ltd. (TK) and Carbon Mesa Partners, LLC (Carbon Mesa) for aggregate proceeds of $2,035,000 to assist in financing required contributions to the joint venture with Hechi under its original terms. Out of the net proceeds of $1,800,000 from the sale of the debentures, $1,500,000 was contributed to GGM and $300,000 was retained for working capital purposes. As of July 19, 2002, Biogan had a total of 108,066,199 shares of common stock outstanding, and debentures convertible, if contractual limitations on conversion were disregarded, into approximately 94,800,000 shares of common stock.

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

The company also agreed that on or before November 30, 2001, it would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, the company agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of the company's failure to comply with the above filing and listing requirements, the principal amount of the debentures has increased by a further $200,000, resulting in a balance at March 31, 2002 of $2,345,000. At March 31, 2002 accrued interest amounted to $270,650.

11.                RELATED PARTY TRANSACTIONS

a)     Thomson Kernaghan & Co. Limited (TK) owned 9.9% of the company's common stock at March 31, 2002 (Note 10.) Disregarding beneficial ownership limitations, the remaining debentures convert into approximately 174,000,000 shares of common stock and the Series A preferred stock (Note 4) converts into 13,200,000 shares of common stock.

b)    The company's Vice Chairman and three former officers/stockholders contributed capital of $993,810 for which no shares of stock were issued (Note 4. "Stockholders Deficit"). Also a $60,000 10% unsecured demand note (Note 3) and $120,000 in accrued salary (Note 5) were due the company's Vice Chairman.

c)    There are four 10% unsecured demand notes aggregating $114,967 due Hechi Industrial Company Limited (Note 3), a co-owner in GGM. In addition Hechi advanced $81,747 on behalf of Biogan (Note 5).

12.                SUBSEQUENT EVENTS

 The principal amount of the TK convertible debentures has increased by a further $300,000 and $5,000 of the Carbon Mesa debenture has been repaid subsequent to March 31, 2002.

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation

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

        In the year 2000, we entered into a joint venture agreement with Hechi Industrial Co. Ltd, a mining company operating in the Guangxi Province of China, in anticipation of changing the focus of our business to the smelting and mining of non-ferrous metals in China. However, in July 2001, we were advised that the transactions were not in compliance with the laws of the PRC. Following discussion with Hechi and our U.S., Chinese and Canadian legal counsel, on July 19, 2002, we implemented our transaction with Hechi on a restructured basis, in compliance with Chinese legal requirements. Hechi and the Company implemented the revised structure for the acquisition by completing the following steps: (1) the Hechi shareholders established a wholly-owned British Virgin Islands corporation, Fushan Industrial Co. Ltd.; or Fushan, (2) Fushan established a British Virgin Islands corporation, Biogan International (BVI) Inc., or Biogan (BVI); (3) the company and Hechi terminated the Asset Purchase Agreement; (4) the company contributed its interest in GGM to Biogan (BVI) in exchange for a non-interest bearing demand promissory note in the principal amount of $1.7 million; (5) Hechi and the company amended and restated the agreement establishing GGM to provide for the replacement of the company by Biogan (BVI); and (6) Fushan and the company entered into a share exchange agreement dated July 19, 2002 pursuant to which the company acquired 100% of Biogan (BVI) in exchange for 16,800,000 shares of the company's common stock, 3,624,000 shares of the company's Series B Convertible Preferred Stock and additional capital contributions of $7,300,000 which are to be paid by September 1, 2003.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

        We had no significant revenues in the three-month period ended March 31, 2002. For the three month period ended March 31, 2002, we had a net loss of $485,548, compared to a net loss of $357,698 for the three month period ended March 31 ,2001. The increased loss in the first quarter of 2002 relative to the first quarter 2001, primarily reflects penalties related to debentures issued by the company in March 2000.

        Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the joint venture transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in fiscal years 2000, 2001 and in the first quarter of 2002, which contributed significantly to our losses over these periods. In addition, because the original transaction was deemed void we did not benefit from revenue generated by Hechi during 2000 and 2001.

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

        The execution and success of our strategy is largely dependent on our ability to raise necessary funds. The company intends to contribute $7,300,000 to GGM. Currently the assets of GGM are self sustaining and can continue to be so for the foreseeable future. However, because of capital limitations these assets are operating below capacity and are therefore earning less revenue and are less profitable than they could be given additional capital. It is our expectation that both revenue and profitability will rise with the introduction of additional capital in an amount that will provide reasonable returns on the capital investment. Additionally, management expects to diversify its product offering in an attempt to smooth out the effects of market cyclicality. To the extent we are not successful in raising capital to further contribute to the GGM we will continue to operate our assets at their current capacity until such time as additional capital becomes available. In the event, we do not contribute the agreed to $7,300,000 to GGM by September 1, 2003 our equity interest in GGM will be proportionately reduced but will in no event be less than 70%. Our profits interest in GGM will remain fixed at 95% regardless of the amount and timing of our capital contributions. In addition, under Chinese law, in the event a joint venture party fails to make an agreed to capital contribution the government may in some cases revoke the joint venture license forcing the joint venture to begin winding-up proceedings. The joint venture parties may, in such cases, renegotiate the terms of the capital contribution subject to approval from the relevant authorities. There can be no assurance that we will be able to obtain public or private third-party sources of financing or that favorable terms for such financing will be available. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock may include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our planned operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our planned operations.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        Not applicable

Item 3. DEFAULTS ON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during this period.

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this report

        None

(b) Reports on Form 8-K

        None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biogan International, Inc.
(Registrant)

Date: August 2, 2002	/s/ Gilles Laverdiere
Gilles Laverdiere
Vice Chairman and Chief Executive Officer

Date: August 2, 2002	/s/ Robert Doyle
Robert Doyle
Executive Vice-President and Chief Financial Officer