Form 10QSB
period 2002-06-30
BIOGAN INTERNATIONAL INC
filed 2002-08-14
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission file number: 000-31479

Biogan International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	58-1832055
(State of incorporation)	(IRS Employer ID Number)

150 King Street West
Suite 2315
Toronto, Ontario, Canada
(Address of principal executive offices)
M5H 1J9
(Zip Code)

(416) 214-3270
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |  | No |X |.

APPLICABLE ONLY TO CORPORATE ISSUER:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 19, 2002, the issuer had outstanding 108,066,199 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET JUNE 30,2002 UNAUDITED

	JUNE 30,2002	DECEMBER 31, 2001
ASSETS
CASH	$59,379	$ -

TOTAL CURRENT ASSETS	59,379	-

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $31,098	5,537	6,495

COOPERATIVE JOINT VENTURE INVESTMENT	1,700,000	1,700,000

TOTAL ASSETS	$1,764,916	$1,706,495

LIABILITIES & STOCKHOLDERS' DEFICIT
BANK OVERDRAFT	$ -	$10,076
ACCOUNTS PAYABLE	462,852	499,526
NOTES PAYABLE	269,967	269,967
ACCRUED EXPENSES	1,308,948	759,016
CONVERTIBLE DEBENTURES
- NET OF DEFERRED DEBENTURE ISSUE COSTS OF $0	2,490,000	-
TOTAL CURRENT LIABILITIES	4,531,767	1,538,585

CONVERTIBLE DEBENTURES
- NET OF DEFERRED DEBENTURE ISSUE COSTS OF $0	-	2,129,339

COMMITMENTS	-

STOCKHOLDERS' DEFICIT
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE,
10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED	1	1
COMMON STOCK $.001 PAR VALUE 300,000,000
SHARES AUTHORIZED, 91,416,199 AND 91,266,199 ISSUED AND OUTSTANDING
AT JUNE 30, 2002 AND DECEMBER 31, 2001 RESPECTIVELY	91,416	91,266
ADDITIONAL PAID IN CAPITAL	8,358,727	8,354,377
SPECIAL WARRANTS	474,500	-
ACCUMULATED DEFICIT	(11,691,495)	(10,407,073)

TOTAL STOCKHOLDERS' DEFICIT	(2,766,851)	(1,961,429)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,764,916	$1,706,495
SEE ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF OPERATIONS UNAUDITED
	FOR THE THREE MONTHS ENDING		FOR THE SIX MONTHS ENDING		THROUGH FROM INCEPTION FEBRUARY 5, 1988
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

SALES	$ -	$ -	$ -	$ -	$7,150
REVENUE	-	-	-	-	1,470

TOTAL SALES	-	-	-	-	8,620

EXPENSES
WAGES	45,000	53,200	118,200	116,400	1,135,389
STOCK SUBSCRIPTION LOSS	-	-	-	-	101,006
DEPRECIATION EXPENSE	479	1,278	958	3,574	31,248
AMORTIZATION	-	66,854	70,661	132,310	535,000
STOCK BASED EXPENSES	-	-	-	-	1,878,000
INTEREST EXPENSE	55,750	35,736	106,720	68,718	437,325
INTEREST EXPENSE - BENEFICIAL CONVERSION	-	-	-	-	508,750
INCENTIVE BONUS	-		-	-	149,364
LEGAL & ACCOUNTING FEES	432,719	14,870	494,655	185,225	1,809,181
RENT	2,763	3,738	6,770	9,633	66,718
START UP COSTS	-	-	-	-	180,941
RESEARCH AND DEVELOPMENT	-	-	-	-	343,681
SUBSIDIARIES LOSSES	-	-	-	-	158,380
OTHER OPERATING EXPENSES	112,163	6,823	186,458	24,337	690,808

TOTAL EXPENSES	648,874	182,499	984,422	540,197	8,025,791

NET OPERATING INCOME (LOSS)	(648,874)	(182,499)	(984,422)	(540,197)	(8,017,171)

STOCK RECOVERY INCOME	-	-	-	-	(2,676,409)
INTEREST INCOME	-	-	-	-	7,417
OTHER INCOME	-	-	-	-	248
DEBENTURE SETTLEMENT COSTS	(150,000)	-	(300,000)	-	(1,000,000)
MISCELLANEOUS EXPENSE	-	-	-	-	(5,580)

TOTAL OTHER	(150,000)	-	(300,000)	-	(3,674,324)

NET INCOME (LOSS)	$(798,874)	$(182,499)	$(1,284,422)	$(540,197)	$(11,691,495)

PRIMARY INCOME (LOSS) PER SHARE	($0.01)	($0.00)	($0.01)	($0.01)	($0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING	91,366,199	88,766,199	91,291,199	85,386,710	50,834,574
SEE ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH JUNE 30, 2002 UNAUDITED

							AMOUNT	ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		SPECIAL WARRANTS		PER	PAID-IN	ACCUMULATED	STOCKHOLDERS'
ISSUED:	SHARES	AMOUNT	SHARES	AMOUNT	WARRANTS	AMOUNT	SHARE	CAPITAL	DEFICIT	EQUITY (DEFICIT)

1988	2,250,000	$2,250		$-			$-	$22,750	$(15,052)	$9,950
1989	21,387,347	21,387						197,352	(149,448)	79,241
1995	56,858,115	56,858						3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574						1,123,417	(1,263,513)	(14,136)
1997	2,785,054	2,785						560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)						(782,711)	582,555	(332,815)
1999	263,826	264						442,868	(238,263)	(127,946)
2000	3,379,489	3,379	1,100	1				3,491,192	(3,598,578)	(231,953)

MARCH 31, 2001
CONTRIBUTED CAPITAL	-	-					-	25,010		25,010
SEPTEMBER 30, 2001
STOCK ISSUED - DEBENTURE
SETTLEMENT	2,500,000	2,500					0.00	(2,500)		0
STOCK BASED COMPENSATION	-	-						30,000		30,000
NET LOSS DECEMBER 31, 2001									(1,784,485)	(1,784,485)
	91,266,199	91,266	1,100	1	-	-		8,354,377	(10,407,073)	(1,961,429)

STOCK/WARRANTS ISSUED - MAY 3	150,000	150			15,816,667	-	0.03	478,850		479,000
NET LOSS JUNE 30, 2002	-	-	-	-				-	(1,284,422)	(1,284,422)

	91,416,199	$91,416	1,100	$1	-	$-		$8,833,227	$(11,691,495)	$(2,766,851)

SEE ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED

			FROM FEBRUARY 5, 1988 (INCEPTION)

	FOR THE SIX MONTH PERIOD ENDING		THROUGH
	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$(1,284,422)	$(540,197)	$(10,892,621)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT			61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL			-
SERVICES, AND RESEARCH AND DEVELOPMENT			485,054
IMPUTED EXECUTIVE COMPENSATION			278,901
RESTITUTION			2,676,409
STOCK BASED COMPENSATION			1,878,000
INTEREST EXPENSE			44,442
INTEREST EXPENSE - BENEFICIAL CONVERSION			508,750
DISPUTE SETTLEMENTS			10,603
STOCK CANCELLATION			(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES			158,380
STOCK SUBSCRIPTION LOSS			101,006
FIRST DEVELOPMENT STAGE LOSS			142,733
AMORTIZATION	70,661	132,310	535,000
DEPRECIATION	958	3,574	30,768
TOTAL ADJUSTMENTS	71,619	135,884	6,853,770

ACCOUNTS PAYABLE	(36,674)	73,339	560,830
ACCRUED LIABILITIES	549,932	180,118	1,004,680

NET CASH (USED)
BY OPERATING ACTIVITIES	(699,545)	(150,856)	(2,473,341)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT			(37,032)
DISPOSAL FURNITURE/EQUIPMENT			475
ADVANCE ON BUSINESS COMBINATION			(1,700,000)
INVESTMENT IN SUBSIDIARIES			(158,380)

NET CASH (USED)
BY INVESTING ACTIVITIES	-	-	(1,894,937)

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED		99,967	259,192
NOTES PAYABLE - OTHER RECEIVED			220,141
PAYMENT OF NOTES PAYABLE - OTHER			(58,680)
CONVERTIBLE DEBENTURES	300,000		2,650,000
PAYMENTS OF DEBENTURES	(10,000)	(6,000)	(10,000)
ISSUANCE OF COMMON STOCK	4,500		821,952
DEFERRED BOND ISSUE COSTS			(300,000)
CONTRIBUTED CAPITAL		25,010	822,610
STOCK SUBSCRIPTION DEPOSITS	474,500		-
OTHER			(228)
ELIMINATION OF BANK OVERDRAFT	(10,076)		(228)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	758,924	118,977	4,404,987

NET INCREASE(DECREASE) IN CASH	59,379	(31,879)	36,709

BEGINNING CASH BALANCE	-	38,025	-

CASH ENDING BALANCE	$59,379	$6,146	$36,709

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE	$ -	$ -	$2,711
CASH PAYMENTS FOR INCOME TAXES	-	-	-

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	-	-	141,461
MANAGEMENT	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	-	-	485,054
IMPUTED EXECUTIVE COMPENSATION	-	-	278,901
RESTITUTION	-	-	2,676,409
INTEREST EXPENSE - BOND CONVERSION	-	-	44,442
INTEREST EXPENSE - BENEFICIAL CONVERSION	-	-	508,750
DISPUTE SETTLEMENT	-	-	10,603
STOCK CANCELLATION	-	-	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	-	-	235,000
BOND CONVERSION INTO COMMON STOCK	-	-	530,000
STOCK BASED COMPENSATION	-	-	1,878,000
SEE ACCOMPANYING NOTES

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

BASIS OF PRESENTATION

                    In the opinion of the company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

                    Following discussions with Hechi and U.S., Chinese and Canadian legal counsel, the company implemented the acquisition on a restructured basis on July 19, 2002, in compliance with Chinese legal requirements, more fully described in Note 7 "Subsequent Events." As a result, Biogan acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of Biogan's voting capital stock. For accounting purposes, the transaction will be treated as a reverse takeover, with Hechi treated as having acquired Biogan.

2.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONTINUED EXISTENCE

                    The company has had recurring losses from development stage activities, negative working capital of $4,472,388 and a stockholders' deficit of $2,766,851. In addition, there is also an uncertainty in connection with the company meeting its $7,300,000 funding requirement (Note 7).

                    The above financial factors raise a substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. Management plans to continue in existence are set forth in Note 1 "Cooperative Joint Venture" and Note 7 "Subsequent Events". There can be no assurance that the Cooperative Joint Venture will be successful.

3.                 NOTES PAYABLE

        Unsecured notes payable, with interest at 10% per annum, are payable on demand, with payments applied first to any unpaid interest. As of June 30, 2002 the balance consists of the following:

Ronald J. Tolman, Stockholder, November 13, 1996	40,000
Rulon L. Tolman, Stockholder, November 13, 1996	40,000
Rulon L. Tolman, Stockholder, April 29, 1999	10,000
Ronald J. Tolman, Stockholder, September 7, 1999.	5,000
Hechi Industrial Company Limited, January 3, 2001.	50,000
Hechi Industrial Company Limited, February 6, 2001.	19,985
Gilles Laverdiere, Vice Chairman & CEO of Biogan, August 20, 2001.	60,000
Hechi Industrial Company Limited, May 29, 2001.	19,982
Hechi Industrial Company Limited, August 20, 2001.	25,000
Total Notes Payable	$269,967

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

                    The company also agreed that on or before November 30, 2001, it would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, the company agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of the company's failure to comply with the above filing and listing requirements, the principal amount of the debentures has increased by a further $350,000, resulting in a balance at June 30, 2002 of $2,490,000. At June 30, 2002 accrued interest amounted to $319,650.

5.                RELATED PARTY TRANSACTIONS

                    a)        Thomson Kernaghan & Co. Limited (TK) owned 9.9% of the company's common stock at June 30, 2002. Disregarding beneficial ownership limitations, the remaining debentures convert into approximately 174,000,000 shares of common stock and the Series A preferred stock converts into 13,200,000 shares of common stock.

                    b)        The company's Vice Chairman and three former officers/stockholders contributed capital of $993,810 for which no shares of stock were issued. "Stockholders Deficit"). Also a $60,000 10% unsecured demand note (Note 3) was due the company's Vice Chairman. Accrued salary of $150,000 was due the company's Vice Chairman, $115,000 to its President and $36,000 to its Executive Vice President.

                    c)        There are four 10% unsecured demand notes aggregating $114,967 due Hechi Industrial Company Limited (Note 3), a co-owner in GGM. In addition Hechi advanced $81,747 on behalf of Biogan.

6.            SPECIAL WARRANT FINANCING

                The company completed a non-brokered private placement on May 3, 2002 of 15,816,664 special warrants and 150,000 restricted common shares at a price of U.S. $0.03 per special warrant or common share, for proceeds of U.S. $479,000. The proceeds of the offering will be used for working capital purposes. The special warrants, which were offered outside of the U.S., entitle holders to acquire, at no additional cost, one common share for each special warrant held, at any time before the earlier of five days after the issuance of a receipt for a final prospectus from the Ontario Securities Commission and two years from closing. The common shares issued in the U.S. are subject to restrictions on resale imposed by the U.S. Securities Act of 1933.

7.            SUBSEQUENT EVENTS

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

                It is the company's management belief that the events outlined above, along with its plans to raise at least $7,300,000 for modernizing the properties of GGM will allow the company to continue in existence. As set forth in Note 2 "Continued Existence" there can be no assurance that these plans will be successfully effected and the company will operate as a going concern.

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

Results of Operations

        Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

                We had no revenues in the three-month period ended June 30, 2002. For the three month period ended June 30, 2002, we had a net loss of $798,874, compared to a net loss loss of $182,499 for the same period in 2001. The increased loss in 2002 relates to increased legal, accounting and other fees associated with completing our revised transaction with Hechi as well as $150,000 in penalties incurred on the convertible debentures.

                For the six months ended June 30, 2002, the company reported a net loss of $1,284,422 as compared to a net loss of $540,197 for the first six months in 2001. The increased loss in 2002 relates to increased legal, accounting and other fees associated with completing our revised transaction with Hechi as well as $300,000 in penalties incurred on the convertible debentures.

                Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the joint venture transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in fiscal years 2000, 2001 and in the first six months of 2002, which contributed significantly to our losses over these periods. In addition, because the original transaction was deemed void we did not benefit from revenue generated by Hechi during 2000, 2001 and the first six months of 2002.

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

                On May 3, 2002 we raised $479,000 pursuant to a private placement. These funds were used by the company to pay expenses related to the implementation of the revised structure and for general expenses including overhead, travel expenses and professional fees.

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

Biogan International, Inc.
(Registrant)

Date: August 14, 2002	By: /s/ Gilles Laverdiere
Gilles Laverdiere
Vice Chairman and Chief Executive Officer

Date: August 14, 2002	By: /s/ Robert Doyle
Robert Doyle
Executive Vice-President and Chief Financial Officer