Form 10QSB
period 2002-09-30
BIOGAN INTERNATIONAL INC
filed 2002-11-19
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section13 or 15(d)
Of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

As of November 1, 2002, the issuer had outstanding 108,066,199 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Financial Statements
(Expressed in U.S. dollars)

Biogan International inc.

Nine months and three months ended
September 30, 2002 and 2001
(Unaudited)

Biogan International inc.

Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)
	September 30, 2002	December 31, 2001

Assets

Current assets:
Cash	$146,714	$937,473
Accounts receivable	400,757	1,054,537
Amount due from Biogan prior to business
combination (note 1)	-	81,812
Prepaid expenses	733,478	618,020
Inventories	1,474,346	2,457,130
	2,755,295	5,148,972

Investments (note 5)	829,504	829,504

Property, plant and equipment, net	5,453,813	5,625,957

	$9,038,612	$11,604,433

Liabilities and Shareholder's Equity

Current liabilities:
Short-term borrowings	$1,311,108	$3,925,030
Amount due to related party (note 6)	339,800	267,045
Accounts payable	1,086,895	325,920
Income taxes payable	184,444	184,444
Advance from customers	871,173	92,903
Accrued expenses	1,997,372	467,617
Convertible debenture	2,490,000	-
	8,280,792	5,262,959

Non-controlling interest	285,866	-

Shareholder's equity	471,954	6,341,474

	$9,038,612	$11,604,433

See accompanying notes to financial statements.

Biogan International inc.

Statement of Earnings
(Expressed in U.S. dollars)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net sales	$2,440,201	$1,716,304	$7,160,287	$7,712,686

Cost of sales	2,313,822	2,141,630	6,712,074	7,723,844

Gross profit (loss)	126,379	(425,326)	448,213	(11,158)

General and administrative expenses	340,257	145,256	1,019,852	430,290

Operating loss	(213,878)	(570,582)	(571,639)	(441,448)

Other income (expenses):
Interest income	5,457	8,964	17,378	63,260
Other income	-	794	3,300	8,504
Interest expense	(101,878)	(117,185)	(255,983)	(345,386)
Other expense	(68)	(6,736)	(4,322)	(12,946)
Non-controlling interest	3,081	-	-	-
	(93,408)	(114,163)	(239,627)	(286,568)

Loss for the period	$(307,286)	$(684,745)	$(811,266)	$(728,016)

Basic and diluted loss per share	$-	$(0.04)	$(0.02)	$(0.04)

See accompanying notes to financial statements.

Biogan International inc.

Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Cash flows from (used in) operating
activities:
Loss for the period	$(307,286)	$(684,745)	$(811,266)	$(728,016)
Items not involving cash:
Provision for doubtful accounts	-	-	416,241	-
Depreciation and amortization	79,701	83,709	229,918	250,405
Interest on time deposit	-	(13,655)	-	(44,907)
Non-controlling interest	3,081	-	-	-
Change in non-cash operating
working capital:
Inventories	587,935	80,289	982,784	(919,355)
Trade receivables	246,621	430,276	237,539	386,777
Amount due from Biogan prior
to business combination	-	(3,030)	(23,480)	(62,580)
Prepaid expenses	(44,655)	(106,968)	(115,459)	1,370,672
Accounts payable	(58,279)	(336,612)	287,324	(111,307)
Advance from customers	778,269	347,073	778,270	347,073
Notes payable	-	-	-	(834,341)
Amount due to related party	49,934	(97,995)	72,755	(568,468)
Accrued expenses	(284,761)	(13,125)	220,807	(292,953)
	1,050,560	(314,783)	2,275,433	(1,207,000)

Cash flows from (used in) financing
activities:
Proceeds from short-term borrowings	1,813,785	2,527,207	1,813,785	3,743,652
Repayment of short-term borrowings	(2,902,056)	(3,083,434)	(4,892,382)	(4,292,624)
Special warrant financing	10,800	-	10,800	-
	(1,077,471)	(556,227)	(3,067,797)	(548,972)

Cash flows from (used in) investing
activities:
Interest earned on time deposit	-	3,115	-	44,907
Capital expenditures	(1,214)	(26,011)	(57,774)	(51,237)
	(1,214)	(22,896)	(57,774)	(6,330)

Decrease in cash and cash equivalents	(28,125)	(893,906)	(850,138)	(1,762,302)

Cash, beginning of period	174,839	1,252,753	996,852	2,121,149

Cash, end of period	$146,714	$358,847	$146,714	$358,847

See accompanying notes to financial statements.

1. General:

Biogan International, Inc. ("Biogan" or the "Company") was incorporated under the laws of the State of Delaware on February 5, 1988 under the name H.W. Ronney and Company. The Company changed its name to Biogan Medical International, Inc. in March 1989. The Company changed its name to Biogan International, Inc. in September 1997.

Following the disposal in 1999 of all of its interests in other entities and businesses, the Company shifted its attention, experience and resources to developing a base metal mining and smelting operation in the People's Republic of China ("PRC").

Effective July 1, 2000 the Company entered into an asset purchase agreement with Hechi Industrial Co., Ltd. ("Hechi") under the laws of the People's Republic of China. A Cooperative Joint Venture, Guangxi Guanghe Metals Co., Ltd. ("GGMC"), was formed for the purpose of engaging in the mining and milling of non-ferrous metals and for the purpose of operating a copper smelter to produce blister copper in the Guangxi Province of China. On July 27, 2001, the Company was advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the People's Republic of China.

The Company implemented the acquisition on a restructured basis on July 19, 2002. As a result, Biogan acquired a 92% equity interest and a 95% profits interest in GGMC in exchange for consideration of an additional cash payment of $300,000 (Biogan having already contributed $1,700,000), 16,800,000 common shares and 3,624,000 shares of Series B convertible preferred shares, which are convertible into, in the aggregate, 362,400,000 common shares following stockholder approval authorizing such increase in authorized capital. In order for the Company to earn its 92% equity interest in GGMC, it must contribute additional capital of $7,300,000 to GGMC by September 2003. Should the Company not contribute the $7,300,000 or contribute only a partial amount, its ownership equity will be reduced proportionately. Regardless of any additional capital contributed, the profit and loss sharing remains at 95%.

1. General (continued):

On June 8, 1998 Hechi Prefecture Mining Company ("HPMC"), a state-owned entity incorporated in July 1993 in Guangxi Zhuang Autonomous Region in the People's Republic of China, and Hechi a limited company in Guangxi Zhuang Autonomous Region of the PRC on June 9, 1998, signed an agreement to transfer certain assets from HPMC to Hechi. In consideration, HPMC was granted 40,000,000 shares of stock of Hechi and subsequently allocated the shares to 379 of its former employees, who then become the shareholders of Hechi. The assets transferred included:

● the Hechi Copper Refinery Plant (the "Copper Refinery");

● the Wuxu Mining Plant (the "Wuxu Mine");

● a 9% equity interest in the GaoFeng Mining Company Limited (the "GaoFeng Investment"); and

● the Non-Ferrous Metal Trading Company.

Approvals were obtained from Hechi Prefecture Administration Office in Guangxi Zhuang Autonomous Region to transfer the assets to Hechi. Pursuant to the approval letter dated July 24, 1998 issued by Hechi Prefecture State-owned Administration, the purchase consideration for these net assets was deemed to be RMB 126 million which the former employees are required to pay the purchase consideration. Pursuant to a confirmation letter dated June 30, 2000 issued by Hechi Prefecture Finance Bureau, the local government agreed that it will not repossess the assets within 15 years even if the individual shareholders do not pay the RMB 126 million purchase price.

Guangxi Guanghe Metals Co., Ltd. a co-operative joint venture between Hechi and Biogan, was established in the PRC on February 18, 2000 and has been granted an operating period of 30 years. The total investment of GGMC is U.S.$ 25 million and registered capital is U.S.$ 10 million, of which Biogan shall contribute U.S.$ 9.2 million and Hechi shall contribute U.S.$ 0.8 million.

2. Basis of presentation:

The accompanying financial statements reflect the acquisition, effective July 1, 2002, of Biogan's interest in GGMC. As a result of the transaction, the former shareholders of GGMC will indirectly control 78.4% of the outstanding voting stock of Biogan on a diluted basis and, as such, the transaction has been accounted for as a reverse takeover.

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

The financial statements of Biogan are prepared in United States dollars. The financial statements of GGMC are prepared in Chinese Renminbi Yuan. The balance sheet of GGMC has been translated into U.S. dollars at the exchange rate at September 30, 2002 and the GGMC statements of operations have been translated at the average exchange rate for the U.S. dollar for the year ended three and nine-months ended September 30, 2002 and 2001, respectively.

The accounting policies adopted in the preparation of the accompanying financial statements are in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes for the Company for the year ended December 31, 2001.

3. Significant accounting policies:
(a)	Use of estimates:

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

(b)	Translation of foreign currency:

The Chinese operations adopted the Reminbi Yuan ("RMB"), the national currency of the PRC, as its functional currency, since it is the currency that the businesses conduct their primary economic activities. Foreign currency transactions during the year are translated into RMB at the applicable rates of exchange quoted by the People's Bank of China prevailing on the transaction dates. Foreign currency monetary assets and liabilities are translated into RMB at the applicable rates at the balance sheet date.

(c)	Cash:
The Company considers cash on hand and deposits in banks and money market accounts with matures less than 3 months to be cash.
(d)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

3. Significant accounting policies (continued):
(e)	Property, plant and equipment:

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The depreciation of property, plant and equipment is calculated on a straight-line basis over the anticipated useful life of the asset less 5% residual value. The respective anticipated useful lives of property, plant and equipment are as follows:

Property and plant	20 - 30 years
Machinery and equipment	15 - 20 years
Office equipment	5 years
Motor vehicles	5 years

Land use rights are amortized on a straight-line basis over 30 years.
(f)	GaoFeng investment:

GaoFeng investment, as described more fully in note 5, is held as a long-term investment and accounted for using cost method. Dividends are recognized as income when declared. Loss in value in the investment which is other than a temporary decline would be recognized in the statement of operations when incurred.

(g)	Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying value of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value of the assets. An asset to be disposed of is reported at the lower of the carrying value or fair value, less costs to sell.

3. Significant accounting policies (continued):
(h)	Fair value of financial instruments:

Financial assets include cash, trade accounts receivable, short-term loans to a related party, amounts due from related parties, prepayments to suppliers, time deposits, prepaid expenses and other current assets. Financial liabilities include short-term borrowings, short-term loans from a related party, trade accounts payable, notes payable and other payables and accrued expenses. The Company does not hold or issue financial instruments for trading purposes and has no positions in derivative contracts as of September 30, 2002 and December 31, 2001, respectively.

The fair values of all financial instruments approximate their carrying amounts due to the nature or short-term maturity of these instruments.
(i)	Income taxes:

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates when the differences are expected to be reversed.

(j)	Revenue recognition:

Revenues from the sale of goods and rendering of services are recognized when products are shipped or services are rendered and the significant risks and rewards of ownership have been transferred to the customer.

(k)	Retirement benefits:
The Contributions payable under the Company's retirement plans are charged to the combined statements of operation according to the contribution determined by the plans.

3. Significant accounting policies (continued):
(l)	Loss per share:
Loss per share for all periods prior to the date of acquisition are based on the number of common shares issued by Biogan to acquire GGMC, being 16,800,000 shares.
Loss per share for the period after the acquisition are based on the actual number of common shares outstanding.

4. Convertible debentures:

Biogan issued convertible debentures on March 29, 2000 to Thomson Kernaghan & Co. Ltd. ("TK") and Carbon Mesa Partners, LLC ("Carbon Mesa") for aggregate proceeds of $2,035,000 to assist in financing required contributions to the joint venture. Out of the net proceeds of $1,800,000 from the sale of the debentures, $1,500,000 was contributed to GGMC and $300,000 was retained for working capital purposes.

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

4. Convertible debentures (continued):

The Company also agreed that on or before November 30, 2001, it would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan common stock on an exchange or on the NASD's OTC Electronic Bulletin Board. In addition, the Company agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of the Company's failure to comply with the above filing and listing requirements, the principal amount of the debentures has increased by a further $350,000, resulting in a balance at September 30, 2002 of $2,490,000. At September 30, 2002 accrued interest amounted to $375,400.

5. GaoFeng investment:
	September 30, 2002	December 31, 2001

GaoFeng investment, at cost	$829,504	$829,504

This investment represents a 9% of the equity interest in GaoFeng Mining Company Limited ("GMCL"). GMCL is an operating polymetallic mine and ore processing facility located in Nandan County, Guangxi Zhuang Autonomous Region in the PRC. GMCL obtained its renewed Mining Permit from the Ministry of Land and Natural Resources on May 26, 2000. The Permit allows GMCL to mine an area 3.6517 kilometers' for a period of 17 years ending May 2017. The mineral deposits, primarily including tin, lead, zinc and antimony, on the property are currently being mined using underground mining methods.

5. GaoFeng investment (continued):

    GMCL is incorporated as a limited liability Company by the following four shareholders:
Shareholders	Ownership interest	Number of representatives on board of directors

HuaXi Group Company	51%	5
Guangxi Develop & Investment Co., Ltd.	20%	2
NanXing Company Limited	20%	2
Guangxi Guanghe Metals Co. Ltd.	9%	1

6. Related party transactions:

    Amounts due to/from Hechi as of September 30, 2002 and December 31, 2001 are summarized below and presented on a net basis as the legal right of off-set exists.
	Interest rate	September 30, 2002	December 31, 2001

Short-term loans from Hechi (a)	7.56%	$(1,535,671)	$(1,571,947)
	7.20%	(336,155)	(336,155)
	nil	(12,092)	(79,807)
		(1,883,918)	(1,987,909)

Short-term loans to Hechi (a)	6.70%	616,687	616,687
	nil	725,514	725,514
		1,342,201	1,342,201

Amount due from Hechi (b)	nil	201,917	378,663

Net amount due to Hechi (c)		$(339,800)	$(267,045)

(a)	All loans to and from related party are unsecured and payable on demand.
(b)	Amount due from Hechi mainly represents trading balances with Hechi, interest payable to Hechi and expenses paid or received by Hechi on behalf of the Acquired Operations.

6. Related party transactions (continued):
(c)

According to the mutual agreement signed between Hechi and GGMC on October 15, 2002, all loans/amounts due to and from between Hechi and GGMC can be offset and Hechi or GGMC will only pay the net balance on demand. This change has been accounted for retrospectively by restating comparatives as of and for the year ended December 31, 2001.

Material transactions with related parties are summarized as follows:

Interest paid to Hechi amounted to $35,376 and nil for the three-month periods ended September 30, 2002 and 2001 respectively and $102,158 and $85,305 for the nine-month periods ended September 30, 2002 and 2001, respectively.

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

            The Series B Convertible Preferred Stock is convertible into 362,400,000 shares of our common stock following stockholder authorization of additional issuable common stock at our next meeting of stockholders. Accordingly, as a result of these transactions, we acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of our voting capital stock (assuming the conversion of all of the outstanding shares of Series A Convertible Preferred Stock and all of the outstanding shares of Series B Convertible Preferred Stock). For accounting purposes the transaction has been accounted for as a reverse takeover with Hechi treated as having acquired Biogan.

Results of Operations

    Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

            We had $2.4 million in revenues in the three-month period ended September 30, 2002, up $0.7 million largely due to higher metal prices for our products. For the three month period ended September 30, 2002, we had a net loss of $0.3 million, compared to a net loss of $0.7 million for the same period in 2001. The decreased loss in 2002 relates to the improved gross profit related to higher metal prices, partly offset by the consolidation of administrative costs following consummation of the acquisition of Guangxi Guanghe Metals Co. Ltd by Biogan effective July 1, 2002.

    Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

            For the nine months ended September 30, 2002, the company reported a net loss of $0.8 million as compared to a net loss of $0.7 million for the first nine months in 2001. The increased loss in the first nine months of 2002 relates to a $0.6 million increase in legal, accounting and other fees associated with completing the revised Chinese transaction, more than offsetting the $0.5 million improvement in operating profit, largely due to improved metal prices.

            Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the joint venture transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in fiscal years 2000, 2001 and in the first nine months of 2002, which contributed significantly to our losses over these periods.

            During the three months ended September 30, 2002 the mines operated by Hechi did not operate, and have not operated since May 2002 as a result of Chinese government mandated safety upgrades. Due to a significant mining accident which occurred on July 17, 2001 the Chinese government mandated the closure of all base metal mines in the Guangxi Province, as well as certain other areas, pending safety certifications of individual mines. The company believes it has met all safety requirements under the government mandate and anticipates its mines will be authorized to resume operations by the end of November 2002. Management expects output upon resumption of operations to match or exceed historical levels. As a result of this closure the company derived revenues only from the Hechi copper smelter.

Employees

            As of September 30, 2002, GGM employed 1071 people, of which 60 were employed at the Wuxu mineral processing mill, 683 at the Gaofeng mine and 325 at the Hechi copper smelter. Of these 31 were employed in an administrative capacity, including three senior officers located in our Toronto office.

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

            On May 3, 2002 we raised $479,000, and a further $10,8000 on August 28, 2002, pursuant to a private placement. These funds were used by the company to pay expenses related to the implementation of the revised structure and for general expenses including overhead, travel expenses and professional fees.

            The execution and success of our strategy is largely dependent on our ability to raise necessary funds. The company intends to contribute $7,300,000 to GGM. Historically GGM has been self sustaining and we expect it can continue to be so for the foreseeable future. However, because of capital limitations these assets are operating below capacity and are therefore earning less revenue and are less profitable than they could be given additional capital. It is our expectation that both revenue and profitability will rise with the introduction of additional capital in an amount that will provide reasonable returns on the capital investment. Additionally, management expects to diversify its product offering in an attempt to smooth out the effects of market cyclicality. To the extent we are not successful in raising capital to further contribute to the GGM we will continue to operate our assets at their current capacity until such time as additional capital becomes available. In the event, we do not contribute the agreed to $7,300,000 to GGM by September 1, 2003 our equity interest in GGM will be proportionately reduced but will in no event be less than 70%. Our profits interest in GGM will remain fixed at 95% regardless of the amount and timing of our capital contributions. In addition, under Chinese law, in the event a joint venture party fails to make an agreed to capital contribution the government may in some cases revoke the joint venture license forcing the joint venture to begin winding-up proceedings. The joint venture parties may, in such cases, renegotiate the terms of the capital contribution subject to approval from the relevant authorities. There can be no assurance that we will be able to obtain public or private third-party sources of financing or that favorable terms for such financing will be available. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock may include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our planned operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our planned operations.

ITEM 3. CONTROLS AND PROCEDURES

            As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 2. CHANGES IN SECURITIES
Not applicable
Item 3. DEFAULTS ON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during this period.
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits filed with this report
None
(b) Reports on Form 8-K
On August 2, 2002 we filed a Form 8-K in connection with the completion of our transaction with Hechi.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biogan International, Inc.
(Registrant)

Date: November 19, 2002	___/s/ Gilles Laverdiere________________
Gilles Laverdiere
Vice Chairman and Chief Executive Officer

Date: November 19, 2002	___/s/ Robert Doyle___________________
Robert Doyle
Executive Vice-President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

            In connection with the accompanying Quarterly Report on Form 10-QSB of Biogan International, Inc., for the quarter September 30, 2002, I, Gilles Laverdiere, Vice Chairman and Chief Executive Officer of Biogan International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

            (1) such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Biogan International, Inc..

BIOGAN INTERNATIONAL, INC.
Date: November 19, 2002
By:/s/Gilles Laverdiere
----------------------------------
Vice Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

            In connection with the accompanying Quarterly Report on Form 10-QSB of Biogan International, Inc., for the quarter September 30, 2002, I, Robert Doyle, Chief Financial Officer of Biogan International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

            (1) such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Biogan International, Inc.

BIOGAN INTERNATIONAL, INC.
Date: November 19, 2002
By:/s/Robert Doyle
----------------------------------
Robert Doyle, Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

--------------------------------------

            I, Gilles Laverdiere, Vice Chairman and Chief Executive Officer of Biogan International, Inc., hereby certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of Biogan International, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

            5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
By:/s/Gilles Laverdiere
----------------------------------
Gilles Laverdiere, Vice Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

-----------------------------------------------------------

            I, Robert Doyle, Chief Financial Officer of Biogan International, Inc., hereby certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of Biogan International, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

            5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
By:/s/Robert Doyle
----------------------------------
Robert Doyle, Chief Financial Officer