Form 10KSB
period 2000-12-31
BIOGAN INTERNATIONAL INC
filed 2003-02-27
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

 |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

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

        Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        For the twelve months ended December 31, 2000, Biogan International, Inc. reported no revenues.

        As of December 31, 2000, the aggregate market value (based upon the market price in limited trading in the over-the-counter market) of the voting stock held by nonaffiliates was approximately $3,166,986. The number of shares outstanding of the registrant's only class of common stock was 105,566,199 on December 31, 2000.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

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

Employees

        At December 31, 2000 the company had 3 full time employees.

Item 2.    Description of Property

        We operate from approximately 250 square feet of office space at 55 University, Suite 1210, Toronto, Ontario, Canada and approximately 250 square feet of office space at 813 Beriault, Suite 203, Longueuil, Quebec, Canada. Both office spaces in Canada are under month-to-month tenancies.

Item 3.    Legal Proceedings

        We are not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Part II

Item 5.    Market for Common Equity and Related Stockholders Matters

    Market Price

         The following table sets forth the high and low closing bid prices of our common stock during each quarter of the fiscal years ended December 31, 1999, and December 31, 2000, as reported on the OTC Electronic Bulletin Board.  OTC Market Quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year Ended December 31, 1999:
First Quarter	0.045	0.020
Second Quarter	0.070	0.021
Third Quarter	0.330	0.130
Fourth Quarter	0.850	0.210
Year Ended December 31, 2000:
First Quarter	0.780	0.438
Second Quarter	0.550	0.150
Third Quarter	0.351	0.125
Fourth Quarter	0.141	0.019

        As of December 31, 2000, we had approximately 635 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms that, in turn, hold shares of stock for beneficial owners.

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

    Description of Securities

        Our authorized capital stock consists of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 shares of preferred stock, 31,300 shares have been designated as Series A Convertible Preferred Stock and the remaining 9,968,700 shares are undesignated. As of December 31, 2000, there were 105,566,199 shares of common stock outstanding held by approximately 635 holders of record, 31,300 shares of Series A Convertible Preferred Stock outstanding held by one holder of record. We also have outstanding two debentures which are convertible into shares of common stock. The following is a summary description of our capital stock and the debentures.

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

            Below is a summary of the terms of our Series A Convertible Preferred Stock. Copies of the full text of the various documents comprising our certificate of incorporation are filed as exhibits to this document.

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

        Convertible Debentures

        We issued the TK and Carbon Mesa debentures on March 29, 2000 for aggregate proceeds of $2,035,000 to assist us in financing our required contributions to GGM. Out of the net proceeds of $1,800,000 from the sale of the debentures, we contributed $1,500,000 to GGM, which was used primarily to purchase metal concentrates, with $300,000 being retained for working capital purposes.

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

        Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of our common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date.

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

        As of December 31, 2000, we had a total of 105,566,199 shares of common stock outstanding, and debentures convertible, if contractual limitations on conversion were disregarded, into approximately 174,000,000 shares of our common stock at an assumed conversion price of $0.025. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. Our stockholders could, therefore, experience substantial dilution and a decline in the value of their investment as a result of the conversion of the debentures and the sale of the shares of common stock issuable upon conversion of the debentures.

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

        In the year 2000, we entered into a Cooperative Joint Venture agreement with Hechi, in anticipation of changing the focus of our business to the smelting and mining of non-ferrous metals in the Guangxi Province of China. However, we subsequently learned that the transactions were not in compliance with and thus void under, the laws of the PRC.

Results of Operations

    Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

        We had no significant revenues in the two-year period ended December 31, 2000. For the year ended December 31, 2000, we had a net loss of $3,221,058, compared to a net loss of $238,263 for the year ended December 31, 1999. Our loss in 2000 reflects a charge of $1,848,000 related to the issuance of Series A Preferred Stock as part of the consummation of our transaction with Hechi under its original terms, as well as a charge of $500,000 related to the beneficial conversion features of the convertible debentures. These charges in 2000, when combined with legal, accounting and other related costs, account for the increased loss in 2000 relative to 1999.

        Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi's assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. We subsequently learned that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. The Company is attempting to restructure the transaction. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in 2000 which contributed significantly to our losses for this year. In addition, because the original transaction was deemed void we did not benefit from revenue generated by Hechi during 2000.

Employees

        At December 31, 2000 the company currently has 3 full time employees.

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

        The execution and success of our strategy is largely dependent on our ability to restructure our purchase of Hechi. To the extent we cannot restructure our acquisition of Hechi it is unclear whether we can continue to operate our business.  In addition, if we can successfully restructure our acquisition of Hechi our continued success will be dependent on our raising adequate funds to contribute to the operation of our business.  If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our planned operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our planned operations.

Risk Factors

        An investment in our securities involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase or hold any of our securities.

We have a history of losses that may continue in the future and that may adversely impact our business and our stockholders.

        We have incurred substantial additional losses since our inception. We incurred significant net operating losses in each of the years ended December 31, 2000 and 1999 and had a stockholders' deficit of $231,954 at December 31, 2000. We have incurred substantial additional losses since December 31, 2000. Our recurring losses raise substantial doubt about our ability to continue as a going concern and led our independent certified public accountant to include in his unqualified opinion covering our 2000 financial statements an explanatory paragraph related to our ability to continue as a going concern. If we are unable to attain or maintain profitable operations in the future, there may be a material adverse effect on our cash flows, which could cause us to violate other covenants under the debentures and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We will need additional capital in the future and adequate financing may not be available to us on acceptable terms or at all. If we obtain financing through the issuance of equity securities, further dilution to existing stockholders may result. We may be required to obtain financing through arrangements that may require us to relinquish rights to or control of our assets.

        Since 1999, we have funded our activities primarily from loans from private parties in exchange for promissory notes, capital contributions from Gilles Laverdiere, our current Vice Chairman and Chief Executive Officer and private placement financing. We have not been successful in generating cash from our development stage activities in the past and cannot assure you that we will be able to do so in the future. Funds raised by the company will be used to restructure our transaction with Hechi and to increase the capacity and profitability of the mining and smelting assets and interests to the extent we are successful in such restructuring transaction with Hechi. If we raise additional funds by issuing equity or convertible debt securities, options or warrants, further dilution to our existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

People's Republic of China political and economic considerations

        Biogan continues to focus its business planning in China. Accordingly, the Company's business, financial condition and results of operations could be significantly and adversely affected by economic, political and social changes in the PRC.

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

·     the level of demand for base metal products;
·     the prices that the company will be able to charge for mineral products;
·     costs related to possible acquisitions of new mines or technologies to modernize mining operations;
·     regulatory changes affecting the Chinese mining community generally or our operation of mines; and
·     the amount and timing of capital expenditures and other costs relating to the expansion of operations.

        Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. We plan to increase our expenditures for our marketing operations and to restructure our transaction with Hechi. We cannot assure you that our revenues will increase in proportion to our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses. If our operating results do not consistently meet the expectations of securities analysts or investors, our stock price may fluctuate or decline.

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

        Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. As of December 31, 2000 a total of 31,300 shares of our Series A Convertible Preferred Stock, each convertible into 12,000 shares of our common stock, were outstanding. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock provides desired flexibility in connection with possible acquisitions and other corporate purposes. The issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of the company even if a change in control would be beneficial to our stockholders. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

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

Item 7.    Financial Statements

        Our audited financial statements for the years ended December 31, 2000 and the quarters ended June 30, 2000 and September 30, 2000 are submitted as a separate section of this Annual Report on Form 10-KSB beginning at page F-1.

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

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

        Set forth below is information with respect to our directors and executive officers as of December 31, 2000:

Name	Age	Titles
Kuang Yihuai	50	Chairman of the Board
Gilles Laverdiere	48	Vice Chairman, Chief Executive Officer and Director
Ron Tolman	49	Director, Vice-President
Robert Montgomery	49	Secretary
Pierre O'Dowd	45	Director
Kuang Zhong	27	Director

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

        Ronald J. Tolman.  Mr. Tolman has served as Vice President of the Company since December, 1994.  Mr. Tolman was National Training and Marketing Director for Weather Master Architectural Coatings, from 1988 to 1994.

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

Item 10. Executive Compensation

    Summary Compensation Table

        The following table sets forth information concerning compensation accrued but not paid to our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2000, and 1999. No other executive officer received an annual salary and bonus of more than $100,000 for services rendered to us during this period of time nor did any other executive officer provide services valued at more than $100,000.
Name and Position	Year	Annual Compensation Salary ($)
Gilles Laverdiere Vice-Chairman and Chief Executive Officer	2000 1999	$60,000 NIL

        We have not granted any stock appreciation rights to any of our executive officers. Under an employment agreement Kerry D. Smith is entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company's public offering, as well as, an additional 100,000 options to purchase shares of common stock, priced at the same price as the company's public offering, upon successful completion of a public offering of $5,000,000 or more. Under an employment agreement Gilles Laverdiere is entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company's public offering. Under a letter agreement John Cullen is paid $3,000 per month by the company for consulting services rendered. Mr. Cullen consults with the company on financial and capital markets matters. The company's agreement with Mr. Cullen is terminable at will by either party. Except for these employment agreements, the company has not entered into any other employment agreements. Directors are not compensated for any services they may provide as directors on our board of directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of each of our classes of stock as of December 31, 2000, by:

·	each person known by us to own beneficially 5% or more of the outstanding shares of any class of voting stock issued by the company;

·	each of our directors;

·	each of our executive officers named in the summary compensation table above; and

¸	all of our directors and executive officers as a group.

        The following calculations of the percent of outstanding common shares are based on 105,566,199 shares of our common stock and 31,300 shares of our Series A Convertible Preferred Stock issued and outstanding as of the date of the table. Beneficial ownership and, accordingly, percent of class ownership, is calculated in accordance with Rule 13d-3 of the Securities Act.

        Each of the natural persons listed in the table beneficially owns only outstanding shares of common stock or Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. TK holds, as agent for two other entities, outstanding shares of common stock and shares of Series A Convertible Preferred Stock, the TK debenture and the warrants. Each share of Series A Convertible Preferred Stock is convertible into 12,000 shares of common stock. The terms of the TK debenture and warrants held by TK, as amended, prohibit in any 30 consecutive day period conversion of more than one-third of the original principal amount of the TK debenture or sales of more than a number of shares of our common stock equal to $208,000 divided by the applicable conversion rate, and prohibit conversion of shares of Series A Convertible Preferred Stock, conversion of the TK debenture or exercise of the warrants to the extent that such conversion or exercise would result in the debenture holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Kuang Yihuai	Common		-
Gilles Laverdiere	Common	3,339,488	3.16%
Kerry D. Smith	Common	-	-
Robert C. Montgomery	Common	1,754,959	1.66%
Ron Tolman	Common	4,027,473	3.82%
Pierre O'Dowd	Common	25,000	*
Kuang Zhong	Common		-
Thomson Kernaghan & Co., Limited	Common	10,555,564(3)	9.99%
Rulon L. Tolman	Common	6,879,284	6.52%
All directors and executive officers as a group (8 persons)	Common	9,146,920
Thomson Kernaghan & Co., Limited	Series A Convertible Preferred	1,100(2)	3.5%
Kuang Yihuai	Series A Convertible Preferred	2,421	7.7%
Gilles Laverdiere	Series A Convertible Preferred	-	-
Kerry D. Smith	Series A Convertible Preferred	-	-
Pierre O'Dowd	Series A Convertible Preferred	-	-
Kuang Zhong	Series A Convertible Preferred	1,904	6.1%
All directors and executive officers as a group (8 persons)	Series A Convertible Preferred	4,325	13.8%

_________________________

* Represents less than 1%.

(1)	Unless otherwise indicated, the address of each person in this table is c/o Biogan International, Inc. 55 University, Suite1210, Toronto, Ontario M5H 1J9. Kuang Yihuai, Gilles Laverdiere, Kerry D. Smith, Pierre O'Dowd, and Kuang Zhong, are directors of the Company. Gilles Laverdiere, Kerry D. Smith, and Ron Tolman are executive officers of the company.

(2)	TK holds the securities shown in the table as agent for Canadian Advantage Limited Partnership ("CALP II") and Advantage (Bermuda) Fund Ltd. ("ABFL"). VMH Management Ltd. is the general partner of CALP II, and VMH International is the investment manager of ABFL. Mr. Mark Valentine is the sole director and president of VMH Management Ltd. and is the president of VMH International. In those capacities, Mr. Valentine holds the power to vote or dispose of the shares of common stock that are listed as owned by TK. The address for Mr. Valentine is c/o Thomson Kernaghan & Co., Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario, Canada M5H 1T1.
(3)	Represents 3,379,489 shares of common stock issued and outstanding and an aggregate of 7,760,075 shares of common stock currently issuable upon conversion of a debenture, preferred stock and/or upon exercise of a warrant.

Item 12.    Certain Relationships and Related Transactions

        On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. Further detail can be found in Item 5 of this report.

        To satisfy the terms of the company's transaction with Hechi, Biogan was likely to undertake an equity financing for the purpose of contributing capital to GGM. With the goal of minimizing the dilution that would occur to existing company stockholders upon consummation of any such financing, a group of the company's stockholders, including former company officers Ron Tolman, Rulon Tolman and William Glazier, orally agreed to reduce the numbers of their own shares of our common stock by placing up to 8,739,488 of their own shares in the hands of Gilles Laverdiere and an entity controlled by Mr. Laverdiere. Mr. Laverdiere, who later became an officer of the company, sold a portion of the shares, of which 3,339,488 remain held by him, and contributed the proceeds from that sale to the company for use in satisfying certain outstanding liabilities of the company and coordinating the consummation of the transaction with Hechi. The capital contributions made by Mr. Laverdiere during 1999 and 2000 totaled $772,590 which included both proceeds from the sale of the shares transferred to him and contributions he made personally to the company.

Item 13.    Exhibits and Reports On Form 8-K

    (a)    Exhibits

        Exhibits are numbered in accordance with Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibits

2.1	Asset Purchase Agreement dated effective July 1, 2000 by and between the Registrant and Hechi (incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 15, 2000).

3.1	Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 5, 1988 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on March 31, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 29, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.4	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 2, 1990 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.5	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on August 29, 1994 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on September 5, 1997 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.8	Amended and restated bylaws of Registrant (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.2	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.3	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.4	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.5	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.6	Registration Rights Agreement dated as of March 8, 2000 between the Registrant, CALP II, LLC and Carbon Mesa Partners,LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.7	Securities Purchase Agreement dated as of March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.8	Pledge Agreement, dated March 8, 2000, by and among the Registrant, CALP II, LLC, Carbon Mesa Partners, LLC and Law Offices of Michael S. Rosenblum (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.13	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the company (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

10.1	Co-operative Joint Venture contract for Guangxi Metals Co. Ltd dated January 27, 2000, by and between the Registrant and Hechi (Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 15, 2000).

10.2	Employment agreement by and between the Registrant and Gilles Laverdiere effective as of January 1, 2000. (Incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.3	Employment agreement by and between the Registrant and Kerry D. Smith effective as of August 1, 2000. (Incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

23.1	Consent of Independent Auditor George Brenner, C.P.A.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Articles of Association of Guanxi Guanghe Metals Co., Ltd. (Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 15, 2002).

(b) Reports on Form 8-K

On August 10, 2000, we filed a Current Report on Form 8-K concerning the resignation of the George Brenner, CPA, as the company's auditors.

On August 15, 2000, we filed a Current Report on Form 8-K announcing that effective as of January 27, 200, we entered into a Cooperative Joint Venture Contract with Hechi Industrial Co., Ltd., a private mining company organized under the laws of the People's Republic of China, to provide for the formation of a Chinese cooperative joint venture called Guanghe Metals Co., Ltd.

On October 13, 2000, we filed on Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K filed August 15, 2000 in connection with our transaction with Hechi Industrial Co. Ltd., to include certain financial statements required to be filed in connection with such joint venture.

On October 24, 2000, we filed on Form 8-K/A, Amendment No. 2 to the Current Report on Form 8-K filed August 15, 2000 in connection with our transaction with Hechi Industrial Co. Ltd., to include financial statements of Hechi Industrial, Co. Ltd. to be filed in connection with such joint venture.

Signatures

        In Accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGAN INTERNATIONAL, INC. (REGISTRANT)

/s/ Gilles Laverdiere	February 27, 2003
By: Gilles Laverdiere, Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gilles Laverdiere	Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director	February 27, 2003
Gilles Laverdiere

/s/ Kerry D. Smith	President, Chief Operating Officer	February 27, 2003
Kerry D. Smith

/s/ Pierre O'Dowd	Director	February 27, 2003
Pierre O'Dowd

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

--------------------------------------

                             I, Gilles Laverdiere, Vice Chairman, Chief Executive Officer and Director of Biogan International, Inc., hereby certify that:

                             1.     I have reviewed this annual report on Form 10-KSB of Biogan International, Inc.

                             2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                             3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                             4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                            (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                            (b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                            (c)     presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

                             5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

                            (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                            (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                             6.        I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ Gilles Laverdiere
 By: Gilles Laverdiere
Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director

BIOGAN INTERNATIONAL, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2000

TABLE OF CONTENTS
Independent Auditor's Report	1

Balance Sheet as of December 31, 2000	2

Statement of Operations for the Years Ended December 31, 2000 and 1999, and from Inception through December 31, 2000	3

Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception through December 31, 2000	4

Statement of Cash Flows for the Years Ended December 31, 2000 and 1999, and from Inception through December 31, 2000	5

Notes to Financial Statements	6-14

Supplemental Financial Information (Unaudited)	15
Balance Sheets as of March 31, June 30, and September 30, 2000	16

Statement of Operations for the three month period Ended March 31, 2000 and 1999, for the three month and six month periods ended June 30, 2000 and 1999, and for the three month and nine month periods ended September 30, 2000 and 1999	17

Statement of Changes in Stockholders' Equity (Deficiency) for the Period from Inception through September 30, 2000	18

Statement of Cash Flows for the three month period Ended March 31, 2000 and 1999, six month periods ended June 30, 2000 and 1999, nine month periods ended September 30, 2000 and 1999, and from Inception through September 30, 2000	19

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT AUDITOR

Board of Directors
Biogan International, Inc. (A Development-Stage Company)
Toronto, Canada

I have audited the accompanying balance sheet of Biogan International, Inc., (A Development-Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and from inception (February 5, 1998) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 2000 and the results of its operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and from inception (February 5, 1998) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2C to the financial statements, the Company's recurring losses from development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are discussed in Notes 1 and 11 "Cooperative Joint Venture" and "Subsequent Events," respectively. Should the Company not be successful in its Joint Venture the $1,700,000 (Note 2B) will be written off increasing the stockholders' deficit from approximately $232,000 to $1,932,000.

The supplemental information (Pages 15 through 19) has not been audited (Note 12).

George Brenner, C.P.A.

Los Angeles, California
June 17, 2002

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET DECEMBER 31, 2000

ASSETS CASH	$38,025
TOTAL CURRENT ASSETS	38,025
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $25,505	11,130
COOPERATIVE JOINT VENTURE INVESTMENT	1,700,000
TOTAL ASSETS	$1,749,155

LIABILITIES & STOCKHOLDERS' DEFICIT ACCOUNTS PAYABLE NOTES PAYABLE ACCRUED EXPENSES	$352,502 145,000 319,190
TOTAL CURRENT LIABILITIES	816,692
NON-CURRENT LIABILITIES CONVERTIBLE DEBENTURES - NET OF UNAMORTIZED ISSUANCE COSTS OF $340,583

1,164,417
TOTAL LIABILITIES	1,981,109
COMMITMENTS	-
STOCKHOLDERS' DEFICIT
     SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE,
          10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED
     COMMON STOCK $.001 PAR VALUE 300,000,000
          SHARES AUTHORIZED, 88,766,199 ISSUED AND OUTSTANDING
ADDITIONAL PAID IN CAPITAL
ACCUMULATED DEFICIT	1 88,766 8,301,867 (8,622,588)
TOTAL STOCKHOLDERS' DEFICIT	(231,954)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,749,155

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF OPERATIONS

		FOR THE YEAR ENDING DECEMBER 31, 2000		FOR THE YEAR ENDING DECEMBER 31, 1999	FROM INCEPTION FEBRUARY 5 1998 THROUGH DECEMBER 31, 2000
SALES REVENUE	$	- -	$	- 360	7,150 1,470
TOTAL SALES		-		360	8,620

EXPENSES
WAGES
STOCK SUBSCRIPTION LOSS
DEPRECIATION EXPENSE
AMORTIZATION
STOCK BASED EXPENSE
INTEREST EXPENSES
INTEREST EXPENSE -
BENEFICIAL CONVERSION
INCENTIVE BONUS
LEGAL & ACCOUNTING FEES
RENT
START UP COSTS
RESEARCH AND DEVELOPMENT
SUBSIDIARIES LOSSES
OTHER OPERATING EXPENSES		172,800 - 6,004 194,417 1,848,000 121,369 508,750 - 617,636 5,552 - - - 125,916		108,492 - 5,890 - - 13,400 - - 90,999 2,611 53,500 (22) - (36,519)	784,389 101,006 25,655 194,417 1,848,000 173,213 508,750 149,364 983,905 42,839 180,941 343,681 158,380 462,344

TOTAL EXPENSES		3,600,444		238,351	5,956,884

NET OPERATING INCOME (LOSS)		(3,600,444)		(237,991)	(5,948,264)

STOCK RESTITUTION LOSS INTEREST INCOME OTHER INCOME MISCELLANEOUS EXPENSE		- 1,954 - (88)		- 15 9 (296)	(2,676,409) 7,417 248 (5,580)

TOTAL OTHER		1,866		(272)	(2,674,324)

NET INCOME (LOSS)		$(3,598,578)		$(238,263)	(8,622,588)

PRIMARY INCOME (LOSS) PER SHARE		$(0.04)		$(0.00)	(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING		86,434,570		85,243,038	46,142,584

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH DECEMBER 31, 2000

					AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL
COMMON STOCK	COMMON STOCK		PREFERRED STOCK				ACCUMULATED DEFICIT	STOCKHOLDERS' DEFICIT
ISSUED:	SHARES	AMOUNT	SHARES	AMOUNT

1988	2,250,000	2,250				22,750	(15,052)	9,950
1989	21,387,347	21,387				197,352	(149,448)	79,241
1995	56,858,115	56,858				3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574				1,123,417	(1,263,513)	(14,136)
1997	2,785,054	2,785				560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)				(782,711)	582,555	(332,815)

JULY 1, 1999	235,350	235			0.0340	7,778		8,013
JULY 31, 1999	(150,000)	(150)			0.3838	(57,420)		(57,570)
AUGUST 20, 1999	178,476	178			0.0476	8,311		8,489
SEPTEMBER 20, 1999	-	-			-	20,000		20,000
DECEMBER 7, 1999	-	-			-	356,500		356,500
DECEMBER 31, 1999	-	-			-	107,700		107,700
NET LOSS	-	-			-		(238,263)	(238,263)
DECEMBER 31, 1999	85,386,710	85,387				4,810,675	(5,024,010)	(127,946)

MARCH 8, 2000
BENEFICIAL CONVERSION FEATURE	-	-			-	508,750		508,750
MARCH 31, 2000
CONTRIBUTED CAPITAL	-	-			-	170,500		170,500
FORGIVEN OFFICERS WAGES	-	-			-	171,200		171,200
JUNE 30, 2000
CONTRIBUTED CAPITAL	-	-			-	205,500		205,500
AUGUST 18, 2000
CONTRIBUTED CAPITAL	-	-			-	10,000		10,000
$500,000 DEBENTURE CONVERSION PLUS INTEREST OF $15,122
	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000
PREFERRED STOCK ISSUED	-	-	1,100	1	0.0010	(1)		-
STOCK BASED COMPENSATION	-	-				1,848,000		1,848,000
DECEMBER 5, 2000
CONTRIBUTED CAPITAL	-	-			-	35,100		35,100
$30,000 DEBENTURE CONVERSION PLUS INTEREST OF $400
	667,102	667			0.0456	29,733		30,400
NET LOSS	-	-			0.0456	-	(3,598,578)	(3,598,578)

DECEMBER 31, 2000	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	(231,954)

SEE ACCOMPANYING NOTES AND REPORT OF INDEPENDENT AUDITOR

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF CASH FLOWS
		FOR THE YEAR ENDING DECEMBER 31, 2000		FOR THE YEAR ENDING DECEMBER 31, 1999	FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH DECEMBER 31, 2000

CASH FLOWS FROM OPERATIONS NET INCOME (LOSS)		$(3,598,578)		$(238,263)	(8,622,588)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT
CONTRACT LABOR, INCENTIVE BONUSES,
     PROFESSIONAL SERVICES, AND RESEARCH
     AND DEVELOPMENT
IMPUTED EXECUTIVE COMPENSATION
STOCK BASED COMPENSATION
RESTITUTION
INTEREST EXPENSE
INTEREST EXPENSE - BENEFICIAL CONVERSION
DISPUTE SETTLEMENTS
STOCK CANCELLATION
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES
STOCK SUBSCRIPTION LOSS
FIRST DEVELOPMENT STAGE LOSS
AMORTIZATION
DEPRECIATION
TOTAL ADJUSTMENTS		- - - 1,848,000 - 15,522 508,750 - - - - - 194,417 6,004 2,572,693		- 16,502 107,700 - - - - - (57,570) - - - - 5,890 72,522	61,294 - 485,054 278,901 1,848,000 2,676,409 44,442 508,750 10,603 (57,570) 158,380 101,006 142,733 194,417 25,654 6,478,073
ADVANCES ACCOUNTS RECEIVABLE ACCOUNTS PAYABLE ACCRUED LIABILITIES		- - 285,068 287,468		400 180 17,665 12,150	- - 352,502 319,190

NET CASH (USED) BY OPERATING ACTIVITIES		(453,349)		(135,346)	(1,472,823)

CASH FLOWS FROM INVESTING ACTIVITIES PURCHASE FURNITURE/EQUIPMENT DISPOSAL FURNITURE/EQUIPMENT ADVANCE ON BUSINESS COMBINATION INVESTMENT IN SUBSIDIARIES		(1,919) - (1,500,000) -		- - (200,000) -	(37,032) 475 (1,700,000) (158,380)

NET CASH (USED) BY INVESTING ACTIVITIES		(1,501,919)		-	(1,894,937)

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED
NOTES PAYABLE - OTHER RECEIVED
PAYMENT OF NOTES PAYABLE - OTHER
CONVERTIBLE DEBENTURES
ISSUANCE OF COMMON STOCK
BOND ISSUANCE COST CAPITALIZED
CONTRIBUTED CAPITAL
OTHER		5,000 - - 1,800,000 - (300,000) 421,100 -		40,000 - (15,000) - - - 376,500 -	125,000 220,141 (58,680) 1,800,000 821,952 (300,000) 797,600 (228)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES		1,926,100		401,500	3,405,785

NET INCREASE (DECREASE) IN CASH		(29,168)		266,154	38,025

BEGINNING CASH BALANCE		67,193		1,039	-

CASH ENDING BALANCE		$38,025		$267,193	$38,025

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE CASH PAYMENTS FOR INCOME TAXES	$	- -	$	- -	2,711

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION		-		-	141,461
MANAGEMENT		-		-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL SERVICES, AND RESEARCH AND DEVELOPMENT		-		16,502	485,054
IMPUTED EXECUTIVE COMPENSATION		-		107,700	278,901
RESTITUTION		-		-	2,676,409
INTEREST EXPENSE - BOND CONVERSION		15,522		-	44,442
INTEREST EXPENSE - BENEFICIAL CONVERSION		508,750		-	508,750
DISPUTE SETTLEMENT		-		-	10,603
STOCK CANCELLATION		-		(57,570)	(57,570)
BOND ISSUANCE COSTS CAPITALIZED		235,000		-	235,000
BOND CONVERSION INTO COMMON STOCK		530,000		-	530,000
STOCK BASED COMPENSATION		1,848,000		-	1,848,000

SEE ACCOMPANYING NOTES AND REPORT OF INDEPENDENT AUDITOR

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

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

Cooperative Joint Venture

Effective July 1, 2000 the Company entered into a Joint Venture Agreement with Hechi Industrial Co., Ltd. (Hechi) under the laws of the Peoples' Republic of China. A Cooperative Joint Venture, Guangxi Guanghe Metals Co., Ltd. (GGM), was formed for the purpose of engaging in the mining and milling of non-ferrous metals and for the purpose of operating a copper smelter to produce blister copper in the Guangxi Province of China.

Pursuant to the transaction, the company paid $1,700,000 and issued 16,800,000 shares of the company's common stock and 30,200 shares of Series A preferred stock to Hechi in exchange for certain assets held by GGM.

On July 27, 2001, the Company was advised that the transactions contemplated under the original Joint Venture agreement and related Asset Purchase agreement were not in compliance with certain laws of the People's Republic of China.

Following discussions with Hechi and our U.S., Chinese and Canadian legal counsel, the company implemented the transactions on a restructured basis, in compliance with Chinese legal requirements, more fully described in Note 11 "Subsequent Events."

As a result of the above transactions, Biogan acquired, as intended under the original structure of the joint venture, a 92% equity interest and a 95% profits and loss interest in the Joint Venture in exchange for 80.6% interest in Biogan's voting capital stock. For accounting purposes only, the transaction will be treated as a reverse takeover, with Hechi treated as having acquired Biogan.

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

     B. COOPERATIVE JOINT VENTURE INVESTMENT

The $1,700,000 referred to in Note 1 above will not be refunded should the Chinese transaction not be consummated. The common and preferred shares previously issued were canceled. The common shares will be reissued along with a new Series B Preferred Stock in connection with the re-structuring as outlined in Note 11.

Should the Joint Venture not be consummated, the $1,700,000 will be written off in which case the stockholders' deficit of $231,954 at December 31, 2000 will become $1,931,954. See next caption "Continued Existence."

     C. CONTINUED EXISTENCE

The Company has had recurring losses from development stage activities, negative working capital of $778,667 and a stockholders' deficit of $231,954. In addition, there is also an uncertainty in connection with the Company meeting its $7,300,000 funding requirement (Note 11).

Following the transactions outlined in Note 11, the Company's business will be completely concentrated in its Cooperative Joint Venture in the People's Republic of China. Consequently its continued existence depends on the success of the Joint Venture. Because the Joint Venture conducts its principal operations in China, it is subject to significant risks not typically associated with investments in equity securities of the United States and Western European companies. These include risks associated with, among others, the political, economic and legal environment, influence of the State Council over substantially all aspects of its operations and competition in the mining and refining industry.

The above financial factors and risk concentration raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Management plans to continue in existence are set forth in Note 1 "Cooperative Joint Venture" and Note 11 "Subsequent Events". There can be no assurance that the Joint Venture will be successful.

    D. DEFERRED BOND ISSUED COSTS, DISCOUNT AND BENEFICIAL
         CONVERSION FEATURE

The Company issued secured convertible debentures totaling $2,035,000 on March 30, 2000, as discussed in Note 10. The costs ($300,000) associated with the issuance of such debentures and their discount ($235,000) are amortized over the life of the debentures. The convertible debenture contains a beneficial conversion feature. The Company accounted for the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. EITF 98-5 requires the Beneficial Conversion Feature be calculated and amortized from the date of closing of the agreement until the earliest date on which investors have the right to convert the debt to common shares. The Beneficial Conversion Feature was computed at $508,750, all of which was expensed in 2000. In addition, 1,100 Series A preferred shares were issued in connection with the debenture financing. See Note 2.1. "Stock Based Expenses."

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

At December 31, 2000 and 1999 there were temporary differences between books and tax, principally stock based expenses. The operating loss carryforwards were fully reserved. (Note 8 "Income Taxes")

      H. LOSS PER SHARE

Basic income (loss) per share is based on the weighted-average number of outstanding common shares during the applicable period. Of the 88,766,199 shares outstanding 49,016,648 are restricted and 39,749,551 shares are unrestricted. The 28,800,000 shares that are being held in escrow and are pledged as collateral for the convertible debentures (Note 10) are not included in the weighted-average computation. No potential conversion of the debentures and Series A preferred stock to common stock was included in computing loss per share because the effect would be anti-dilutive.

       I. STOCK BASED EXPENSES

Conversion of 1,100 shares of Series A Preferred Stock converted at 12,000 shares of common for each share of preferred would, if converted, result in the issuance of 13,200,000 shares of common stock. These shares calculated at an average price per share around the October 8, 2000 issued date and discounted 20% for the shares being restricted, results in a charge to operations of $1,470,480 for the year ended December 31, 2000.

The 2,500,000 shares of common stock issued in connection with the debenture settlement (Note 10) on September 30, 2001 was calculated similar to the procedure in the above paragraph resulting in a charge to operations of $30,000 for the year ended December 31, 2001.

        3.                NOTES PAYABLE:

Notes Payable as of December 31, 2000 consist of the following:
Notes payable to Hechi Industrial Company Limited with interest at 10% per annum from January 3, 2001. Note is unsecured and is payable on demand. Payments are applied first to any unpaid interest.	50,000
Notes payable to Ronald J. Tolman, Stockholder, with interest at 10% per annum from November 13, 1996. Note is unsecured and is payable on demand. Payments are applied first to any unpaid interest.	40,000
Notes payable to Ronald J. Tolman, Stockholder, with interest at 10% per annum from September 7, 1999. Note is unsecured and is payable on demand.	5,000
Notes payable to Rulon L. Tolman, Stockholder, with interest at 10% per annum from November 13, 1996. Note is unsecured and is payable on demand. Payments are applied first to any unpaid interest.	40,000
Notes payable to Rulon L. Tolman, Stockholder, with interest at 10% per annum from April 29, 1999. Note is unsecured and is payable on demand. Payments are applied first to any unpaid interest.	10,000
Total Notes Payable	$ 145,000

        4.         STOCKHOLDERS' DEFICIT

COMMON STOCK - There are 117,566,199 shares of common stock issued and outstanding, of which 28,800,000 are held in escrow as collateral for the convertible debentures, resulting in net shares outstanding of 88,766,199.

PREFERRED STOCK - There are 1,100 shares of Series A convertible preferred stock issued and outstanding, which are convertible into 13,200,000 common shares.

See Note 2. I, "Stock Based Expenses" in connection with the Series A preferred shares.

ADDITIONAL PAID IN CAPITAL - Included in additional paid in capital for which no stock was issued are cash received from Mr. Gilles Laverdiere, President, $1,001,600 and $171,200 of accrued salaries forgiven by former corporate officers.

        5.                 ACCRUED EXPENSES

          Accrued expenses consist of the following:

Accrued interest on convertible debentures	$ 92,857
Accrued interest on notes payable	34,319
Accrued salaries - officer/stockholders	172,800
Expenses advanced by Hechi	19,214
$319,190

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

8.       INCOME TAXES

At December 31, 2000, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:

YEAR	NOL	YEAR EXPIRES	TAX CREDIT	YEAR EXPIRES
1995	2,887,130	2010
1996	1,122,539	2011	12,197	2011
1997	736,051	2017	9,665	2012
1999	141,273	2019
2000	1,798,073	2020
	$6,685,066		$21,862

No deferred asset will be recognized on the tax benefit resulting from the NOL until the Company becomes profitable. While management believes the loss recorded due to the stock restitution loss in prior years
($2,676,409) is a tax-deductible expense; it could be subject to an IRS disallowance. If the transaction described in Note 1 takes place, there will be a significant change in ownership, and the net operating losses carried forward will be significantly reduced. Stock based expenses (Note 2.I.) are not included in the above NOL calculations.

9.      RECENTLY ISSUED ACCOUNTING STATEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

10.    CONVERTIBLE DEBENTURES

On March 29, 2000 Biogan issued $2,035,000 in 8% convertible debentures and received proceeds of $1,800,000 net of loan fees of $235,000. Additionally, the Company paid $300,000 from the loan proceeds to obtain a letter of credit securing bond financing maturing February 28, 2002 amended to February 28, 2003. As of December 31, 2000, $530,000 debentures were converted, resulting in a balance of $1,505,000 less unamortized issuance cost ($340,583) or a net balance of $1,164,417.

As a result of the letter of credit expiring, which secured the debenture, the Company issued 28,800,000 shares of its common stock into an escrow to be used as collateral for the debenture. As of December 31, 2000 accrued interest aggregated $92,857.

The primary debenture holder of $2,000,000 debentures, Thomson Kernaghan & Co. Limited (TK), a Canadian Limited Liability Company, beneficially owned, as of December 31, 2000, approximately 4% of the Company's outstanding common stock. Also see Note 2.I. "Stock Based Expenses" for Series A Preferred Shares issued to TK valued at $1,470,480.

Subject to beneficial ownership limitations described below, a debenture holder is entitled, at its option, to convert $10,000 or more of the balance of its debenture into shares of Biogan's common stock at any time until the maturity date. A debenture holder may not convert more than one-third of the original principal amount of its debenture during any 30 consecutive days or sell more than a number of shares of Biogan's common stock equal to $208,000, in the case of the TK debenture, or $35,000, in the case of the other debenture, divided by the applicable conversion rate. In addition, except with respect to an automatic conversion or while there is outstanding a tender offer for any or all of the shares of Biogan's common stock, a holder may not convert a debenture to the extent that, after the conversion, the holder and its affiliates would beneficially own more than 9.99% of Biogan's outstanding common stock. However, the debenture holders may convert and sell into the market to avoid exceeding this ownership limitation. Any debentures not previously converted as of the maturity date automatically will be converted at the then-applicable conversion rate.

A debenture holder may declare the entire unpaid principal balance and all accrued but unpaid interest immediately due and payable upon an event of default under its debenture. Events of default include:

• an uncured failure to make payments due under the debentures or to perform or observe any obligation under either of the debentures or related agreements,

• Biogan's written admission that it is insolvent, Biogan's making an assignment for the benefit of creditors or commencing proceedings for dissolution, or Biogan's application for the appointment of a trustee, liquidator or receiver;

• the institution of voluntary or involuntary bankruptcy, reorganization, insolvency or liquidation proceedings against Biogan that are not dismissed within 60 days;

• the entry of a judgment or writ of attachment in excess of $200,000 that remains unpaid, unvacated, unbonded or unstayed for 60 days or during the five days prior to the date of any proposed sale under the judgment or writ; or

• the suspension of trading or delisting from an exchange or the NASD's OTC Electronic Bulletin Board of Biogan's common stock for more than five trading days after Biogan's common stock is relisted on an exchange or on the NASD's OTC Electronic Bulletin Board.

Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of Biogan's common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date.

As of December 31, 2000, Biogan had a total of 88,766,199 shares of common stock outstanding, and the debentures were convertible into approximately 61,250,000 shares of Biogan common stock on the principal and accrued interest if contractual limitations on conversion were disregarded. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of Biogan's common stock declines.

If Biogan is limited in its ability to issue shares upon the conversion of the convertible debentures, due either to a limitation on Biogan's number of authorized shares or the applicable rules of the principal securities market on which Biogan's shares of common stock are listed or traded, and if Biogan is unable to remedy this situation, then the debenture holders will have the option to elect one or both of the following remedies with respect to the unconverted portions of the convertible debentures:

• require Biogan to issue shares of Biogan's common stock in accordance with the holder's notice of conversion at a conversion price equal to the average of the closing bid prices per share of Biogan's common stock for any five consecutive trading days during the sixty trading days immediately preceding the date of the holder's notice of conversion; or

• require Biogan to redeem each unconverted debenture for an amount, payable in cash, equal to the outstanding principal balance plus accrued interest, divided by the conversion rate in effect on the date of redemption, multiplied by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

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

Biogan may, at its option, prepay all or part of the outstanding principal and interest balance of the debentures. Any redemption is to be in an aggregate principal amount of at least $100,000 and made pro rata among all of the holders of the convertible debentures based on the then-outstanding balances due under the debentures. Redemption of the TK or other debenture is to be made at a redemption price equal to 100% or 125%, respectively, of the amount to be redeemed.

In connection with the issuance of the debentures, Biogan issued immediately exercisable warrants for the purchase of up to an aggregate of 489,000 shares of Biogan's common stock. The warrants have an initial exercise price of $0.60 per share and also have cashless exercise provisions. The warrants expire on February 28, 2003. In addition, the warrants contain piggyback and demand registration rights.

11.     SUBSEQUENT EVENTS

The Company has incurred penalties of $950,000 related to its convertible debentures subsequent to December 31, 2000.

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

On July 19, 2002 Hechi and the company implemented the revised structure by completing the following steps:
a)	the Hechi shareholders established a wholly-owned British Virgin Islands corporation, Fushan Industrial Co., Ltd. (Fushan);
b)	Fushan established a British Virgin Islands corporation, Biogan International (BVI) Inc.;
c)	The Company and Hechi terminated the original Asset Purchase Agreement;
d)	The Company assigned its interest in Guangxi Guanghe Metals Co., Ltd. to Biogan International (BVI) Inc. in exchange for a non-interest bearing promissory note in the principal amount of $1.7 million;
e)	Hechi and the Company amended and restated the Joint Venture agreement to provide for the replacement of the Company by Biogan (BVI) Inc. and
f)	Fushan and the Company entered into a share exchange agreement pursuant to which the Company acquired 100% of Biogan International (BVI) Inc. in exchange for 16,800,000 shares of the Company's common stock and 3,624,000 shares of Series B Preferred stock.

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

12.     UNAUDITED FINANCIAL STATEMENTS

The Company failed to file its quarterly 10Q's for March 31, June 30 and September 30, 2000. These unaudited reports are attached and should be read along with the notes to the December 31, 2000 audited financial statements.

13.  RELATED PARTY TRANSACTIONS

a)	Thomson Kernaghan & Co. Limited (TK) owned approximately 4% of the Company's common stock at December 31, 2000 (Note 10.) Disregarding beneficial ownership limitations, the remaining debentures convert into approximately 61,250,000 shares of common stock and the Series A preferred stock (Note 4) converts into 13,200,000 shares of common stock.

b)	The Company's President and three former officers/stockholders contributed capital of $1,172,800 for which no shares of stock were issued (Note 4. "Stockholders Deficit").
c)	There is one 10% unsecured demand note ($50,000) due Hechi Industrial Company Limited (Note 3), a co-owner in the Joint Venture. In addition, Hechi advanced $19,214 on behalf of Biogan.

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS UNAUDITED As of

	MARCH 31, 2000	JUNE 30, 2000	SEPTEMBER 30, 2000

ASSETS
CASH	$ 1,839,818	$ 953,782	$ 5,998
PREPAID EXPENSES	-	36,988	-

TOTAL CURRENT ASSETS	1,839,818	990,770	5,998

FURNITURE/EQUIPMENT	34,716	34,716	35,794
ACCUMULATED DEPRECIATION	(21,333)	(22,685)	(24,056)

TOTAL FIXED ASSETS	13,383	12,031	11,738

COOPERATIVE JOINT VENTURE INVESTMENT	-	850,000	1,700,000

TOTAL OTHER ASSETS	-	850,000	1,700,000

TOTAL ASSETS	$ 1,853,201	$ 1,852,801	$ 1,717,736

LIABILITIES & STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$ 76,630	$ 34,694	$ 93,440
NOTES PAYABLE	140,000	95,000	95,000
ACCRUED EXPENSES	250,522	157,410	223,430

TOTAL CURRENT LIABILITIES	467,152	287,104	411,870

NON-CURRENT LIABILITIES
CONVERTIBLE DEBENTURES
- NET OF DEFERRED DEBENTURE ISSUE COSTS	1,501,386	1,564,563	1,129,039

TOTAL LIABILITIES	1,968,538	1,851,667	1,540,909

STOCKHOLDERS' DEFICIT
COMMON STOCK $.001 PAR VALUE 300,000,000 SHARES AUTHORIZED	85,387	85,387	88,099
ADDITIONAL PAID IN CAPITAL	5,489,924	5,866,625	6,389,035
ACCUMULATED DEFICIT	(5,690,648)	(5,950,878)	(6,300,307)

TOTAL STOCKHOLDERS' DEFICIT	(115,337)	1,134	176,827

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 1,853,201	$ 1,852,801	$ 1,717,736

SEE ACCOMPANYING NOTES AND REPORT OF INDEPENDENT AUDITOR

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF OPERATIONS
UNAUDITED

	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999	FOR THE SIX MONTH PERIOD ENDED JUNE 30 ,2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30 ,1999	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999	FROM INCEPTION FEBRUARY 5, 1988 THROUGH SEPTEMBER 30, 2000

SALES
REVENUE	$ -	$ -	$ -	$ 360	$ -	$ 360	$ -	$ -	$ -	$ 360	$ 8,620

TOTAL SALES	-	-	-	360	-	360	-	-	-	360	8,620

EXPENSES
WAGES	43,200	792	43,200	-	86,400	792	43,200	-	129,600	792	741,189
STOCK SUBSCRIPTION LOSS	-	-	-	-	-	-	-	-	-	-	101,006
DEPRECIATION EXPENSE	1,831	1,473	1,353	1,473	3,185	2,945	1,371	1,472	4,555	4,418	24,207
AMORTIZATION	-	-	64,605	-	64,563	-	64,476	3,994	129,040	9,846	129,040
INTEREST EXPENSE	7,229	2,909	42,450	2,942	49,679	5,852	37,942	52,710	87,621	66,041	139,465
INTEREST EXPENSE - BENEFICIAL CONVERSION	508,750	-	-	-	508,750	-	-	-	508,750	-	508,750
LEGAL & ACCOUNTING FEES	98,350	934	99,478	12,397	197,828	13,331	190,235	-	388,064	2,611	754,332
RENT	-	2,000	-	611	-	2,611	-	-	(400)	-	37,287
START UP COSTS	-	-	-	-	-	-	-	(22)	-	(22)	180,941
RESEARCH AND DEVELOPMENT	-	-	-	-	-	-	-	-	-	-	343,681
SUBSIDIARIES LOSSES	-	-	-	-	-	-	-	-	-	-	158,380
OTHER OPERATING EXPENSES	7,190	2,645	11,073	4,611	18,304	7,257	12,229	(52,025)	30,932	(44,769)	516,324

TOTAL EXPENSES	666,550	10,753	262,159	22,034	928,709	32,788	349,453	6,129	1,278,162	38,917	3,634,602

NET OPERATING INCOME (LOSS)	(666,550)	(10,753)	(262,159)	(21,674)	(928,709)	(32,428)	(349,453)	(6,129)	(1,278,162)	(38,557)	(3,625,982)

STOCK RECOVERY INCOME	-	-	-	-	-	-	-	-	-	-	(2,676,409)
INTEREST INCOME	-	-	1,930	15	1,930	15	24	-	1,954	15	7,417
OTHER INCOME	-	-	-	-	-	-	-	-	-	-	248
MISCELLANEOUS EXPENSE	(88)	-	-	(84)	(88)	(84)	-	(212)	(88)	(296)	(5,581)

TOTAL OTHER	(88)	-	1,930	(69)	1,842	(69)	24	(212)	1,866	(281)	(2,674,325)

NET INCOME (LOSS)	$ (666,638)	$ (10,753)	$ (260,229)	$ (21,743)	$ (926,867)	$ (32,497)	$ (349,429)	$ (6,341)	$ (1,276,296)	$ (38,838)	$ (6,300,307)

PRIMARY INCOME (LOSS) PER SHARE	($0.01)	($0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING	85,368,710	85,122,884	85,368,710	85,122,884	85,368,710	85,386,710	85,368,710	85,122,884	85,386,710	85,386,710	43,522,267

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988)
THROUGH SEPTEMBER 30, 2000
UNAUDITED

					ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE

			AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL
COMMON STOCK	COMMON STOCK					STOCKHOLDERS' EQUITY (DEFICIT)
ISSUED:	SHARES	AMOUNT

1988	2,250,000	2,250		22,750	(15,052)	9,950
1989	21,387,347	21,387		197,352	(149,448)	79,241
1995	56,858,115	56,858		3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574		1,123,417	(1,263,513)	(14,136)
1997	2,785,054	2,785		560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)		(782,711)	582,555	(332,815)
	85,122,884	85,123		4,367,807	(4,785,747)	(332,815)

JULY 1, 1999	235,350	235	0.0340	7,778		8,013
JULY 31, 1999	(150,000)	(150)	0.3838	(57,420)		(57,570)
AUGUST 20, 1999	178,476	178	0.0476	8,311		8,489
SEPTEMBER 20, 1999	-	-	-	20,000		20,000
DECEMBER 7, 1999	-	-	-	156,500		156,500
DECEMBER 31, 1999	-	-	-	107,700		107,700
NET LOSS DECEMBER 31, 1999	-	-	-	-	(238,263)	(238,263)

TOTAL AT DECEMBER 31, 1999	85,386,710	85,387		4,610,675	(5,024,010)	(327,946)

MARCH 8, 2000
BENEFICIAL CONVERSION FEATURE				508,750		508,750
MARCH 31, 2000
CONTRIBUTED CAPITAL				370,500		370,500
NET LOSS FOR QUARTER ENDING					(666,638)	(666,638)

TOTAL AT MARCH 31, 2000	85,386,710	85,387		5,489,925	(5,690,648)	(115,337)

CONTRIBUTED CAPITAL	-	-		205,500		205,500
FORGIVEN OFFICERS WAGES	-	-		171,201		171,201
NET LOSS FOR QUARTER ENDING	-	-		-	(260,230)	(260,230)

TOTAL AT JUNE 30 , 2000	85,386,710	85,387		5,866,626	(5,950,878)	1,134

CONTRIBUTED CAPITAL				10,000		10,000
$500,000 DEBENTURE CONVERSION
PLUS INTEREST OF $15,122	2,712,387	2,712	0.1899	512,409		515,122
SEPTEMBER 30, 2000					(349,428)	(349,428)

TOTAL AT SEPTEMBER 30, 2000	88,099,097	88,099		6,389,035	(6,300,307)	176,827

SEE ACCOMPANYING NOTES AND REPORT OF INDEPENDENT AUDITOR

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT-STAGE COMPANY)

STATEMENT OF CASH FLOWS
UNAUDITED

	FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2000	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999	FROM INCEPTION FEBRUARY 5, 1988 THROUGH SEPTEMBER 30, 2000
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$(666,638)	$(10,753)	$(926,867)	(32,497)	(1,276,296)	$(38,838)	$(6,300,307)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT	-	-	-	-	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT		-	-	-	-	-	485,054
IMPUTED EXECUTIVE COMPENSATION			-		-	-	278,900
RESTITUTION	-	-	-	-	-	-	2,676,409
INTEREST EXPENSE	-	-	-	-	15,123	-	44,043
INTEREST EXPENSE - BENEFICIAL CONVERSION	508,750		508,750		508,750		508,750
DISPUTE SETTLEMENTS	-	-	-	-	-	-	10,603
STOCK CANCELLATION	-	-	-	-		-	(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES					-	-	158,380
STOCK SUBSCRIPTION LOSS	-	-	-	-	-	-	101,006
FIRST DEVELOPMENT STAGE LOSS	-	-	-	-	-	-	142,733
AMORTIZATION	-	-	64,564	-	129,039	-	129,039
DEPRECIATION AND AMORTIZATION	3,219	1,473	3,184	2,947	4,555	4,418	24,206
TOTAL ADJUSTMENTS	511,969	1,473	576,498	2,947	657,467	4,418	4,562,847
PREPAID EXPENSES	-	-	(36,988)	-	-	-	-
ACCOUNTS RECEIVABLE	-	180	-	180	-	180	-
ACCOUNTS PAYABLE	9,193	4,819	(32,740)	13,774	26,004	26,065	93,440
ACCRUED LIABILITIES	47,601	3,062	125,686	4,614	191,708	8,609	223,430
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES	(97,875)	(1,219)	(294,411)	(10,982)	(401,117)	434	(1,420,590)
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/ EQUIPMENT	-	-	-	-	(1,078)	-	(36,191)
DISPOSAL FURNITURE/ EQUIPMENT	-	-	-	-	-	-	475
ADVANCE ON BUSINESS COMBINATION	-	-	(850,000)	-	(1,700,000)	-	(1,700,000)
INVESTMENT IN SUBSIDIARIES	-	-	-	-	-	-	(158,380)
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	-	-	(850,000)	-	(1,701,078)	-	(1,894,096)
CASH FLOWS FROM FINANCING ACTIVITIES
NOTES PAYABLE - OTHER RECEIVED	-	-	-	-	-	10,000	220,140
NOTE PAYABLE-STOCKHOLDER RECEIVED	-	-	-	10,000	-	25,000	120,000
NOTE PAYABLE-STOCKHOLDER PAID	-	-	(25,000)	-	(25,000)	-	(83,680)
PAYMENT OF NOTES PAYABLE - OTHER	-	-	(20,000)	-	(20,000)	(10,000)	(20,000)
ISSUANCE OF COMMON STOCK	-	-	-	-	-	(21,068)	821,952
CONTRIBUTED CAPITAL	370,500	-	576,000	-	586,000	-	762,500
BOND ISSUANCE COST CAPITALIZED	(300,000)	-	(300,000)	-	(300,000)	-	(300,000)
CONVERTIBLE DEBENTURES	1,800,000	-	1,800,000	-	1,800,000	-	1,800,000
OTHER	-	-	-	-	-	-	(228)
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES	1,870,500	-	2,031,000	10,000	2,041,000	3,932	3,320,684
NET INCREASE (DECREASE) IN CASH	1,772,625	(1,219)	886,589	(982)	(61,195)	4,366	5,998
BEGINNING CASH BALANCE	67,193	1,038	67,193	1,038	67,193	1,039	-
CASH ENDING BALANCE	$ 1,839,818	(181)	953,782	56	5,998	5,405	5,998
SUPPLEMENTAL INFORMATION
CASH PAYMENTS FOR INTEREST EXPENSE	-	-	-	-	-	-	2,711
CASH PAYMENTS FOR INCOME TAXES	-	-	-	-	-	-	-
NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	-	-	-	-	-	-	141,461
MANAGEMENT	-	-	-	-	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	-	-	-	-	-	-	535,184
IMPUTED EXECUTIVE COMPENSATION	-	-	-	-	-	-	278,900
RESTITUTION	-	-	-	-	-	-	2,676,409
INTEREST EXPENSE - BOND CONVERSION	-	-	-	-	15,123	-	44,043
INTEREST EXPENSE - BENEFICIAL CONVERSION	508,750		508,750		508,750		508,750
DISPUTE SETTLEMENT	-	-	-	-	-	-	10,603
STOCK CANCELLATION	-	-	-	-	-	-	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	235,000	-	-	-	-	-	235,000
BOND CONVERSION INTO COMMON STOCK	-	-	-	-	500,000	-	500,000