Form 10KSB/A
period 2001-12-31
BIOGAN INTERNATIONAL INC
filed 2003-02-27
CIK 837179

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

        As of February 19, 2003, the aggregate market value (based upon the market price in limited trading in the over-the-counter market) of the voting stock held by nonaffiliates was approximately $1,080,622. The number of shares outstanding of the registrant's only class of common stock was 108,066,199 on February 19, 2003. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2001.

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

	High	Low
Year Ended December 31, 2000:
First Quarter	0.780	0.438
Second Quarter	0.550	0.150
Third Quarter	0.351	0.125
Fourth Quarter	0.141	0.019
Year Ended December 31, 2001:
First Quarter	0.100	0.020
Second Quarter	0.040	0.001
Third Quarter	0.030	0.001
Fourth Quarter	0.032	0.001

	High	Low
First Quarter 2002	0.025	0.001
Second Quarter 2002	0.040	0.017
Third Quarter 2002	0.03	0.001
Fourth Quarter 2002	0.02	0.001

        As of February 19, 2003, we had approximately 646 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms that, in turn, hold shares of stock for beneficial owners.

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

    Description of Securities

        Our authorized capital stock consists of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 shares of preferred stock, 31,300 shares have been designated as Series A Convertible Preferred Stock and 3,624,000 shares have been designated as Series B Convertible Preferred Stock, $0.001 par value per share and the remaining 6,344,700 shares are undesignated. As of February 19, 2003, there were 108,066,199 shares of common stock outstanding held by approximately 646 holders of record, 1,100 shares of Series A Convertible Preferred Stock outstanding held by one holder of record and 3,624,000 shares of Series B Convertible Preferred Stock outstanding held by one holder of record. We also have outstanding two debentures which are convertible into shares of common stock. The following is a summary description of our capital stock and the debentures.

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

        As of February 19, 2003, we had a total of 108,066,199 shares of common stock outstanding, and debentures convertible, if contractual limitations on conversion were disregarded, into approximately 174,000,000 shares of our common stock at an assumed conversion price of $0.025. The number of shares that the debentures ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. Further, to the extent the holders convert those debentures and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the holders to convert their remaining debentures into a greater number of shares of common stock, the sale of which would further depress the stock price. Our stockholders could, therefore, experience substantial dilution and a decline in the value of their investment as a result of the conversion of the debentures and the sale of the shares of common stock issuable upon conversion of the debentures.

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

Employees

        The company currently has 2 full time employees n our offices in Toronro. As a result of our transaction with Hechi, substantially all of our personnel will be located in China. As of June 2002, GGM employed 1068 people, of which 60 were employed at the Wuxu mineral processing mill, 683 at the Gaofeng mine and 325 at the Hechi copper smelter. Of these 28 were employed in an administrative capacity.

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

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                Exchange Act

        Set forth below is information with respect to our directors and executive officers as of July 19, 2002:

Name	Age	Titles
Kuang Yihuai	50	Chairman of the Board
Gilles Laverdiere	48	Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director
Kerry D. Smith	48	President, Chief Operating Officer and Director
Liang Changjiang	51	Director
John Cullen	46	Director
Pierre O'Dowd	45	Director
Kuang Zhong	27	Director

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of each of our classes of stock as of February 19, 2003, by:

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

Item 13.    Exhibits and Reports On Form 8-K

    (a)    Exhibits

        Exhibits are numbered in accordance with Item 601 of Regulation S-B.

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 5, 1988 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on March 31, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 29, 1989 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.4	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 2, 1990 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.5	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on August 29, 1994 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.6	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on September 5, 1997 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.7	Certificate for Renewal and Revival of Charter of the Registrant filed with the Delaware Secretary of State on May 23, 2002.

3.8	Amended and restated bylaws of Registrant (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

3.9	Articles Of Association Of Guangxi Guanghe Metals Co. Ltd. filed with the government of the People's Republic of China on July 19, 2002. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

4.2	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.3	8% Secured Convertible Debenture due February 28, 2002 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.4	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to CALP II, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.5	Common Stock Purchase Warrant dated March 29, 2000 issued by the Registrant to Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.6	Registration Rights Agreement dated as of March 8, 2000 between the Registrant, CALP II, LLC and Carbon Mesa Partners,LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.7	Securities Purchase Agreement dated as of March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.8	Pledge Agreement, dated March 8, 2000, by and among the Registrant, CALP II, LLC, Carbon Mesa Partners, LLC and Law Offices of Michael S. Rosenblum (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.9	Joint Escrow Instructions dated March 8, 2000 by and between the Registrant and CALP II, LLC and Carbon Mesa Partners, LLC (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.10	First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.11	First Amendment to Registration Rights Agreement dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.12	Addendum to First Amendment to 8% Secured Convertible Debenture due February 28, 2002 dated as of September 24, 2001 by and between the Registrant and Thomson Kernaghan & Co., Limited (incorporated herein by reference to the registrant's Form 10-KSB-filed with the Securities and Exchange Commission on October 5, 2001).

4.13	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the company (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

4.14	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the company. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.1	Share Exchange Agreement by and between the Registrant and Fushan Industrial Co. Ltd, dated as of July 19, 2002. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.2	Joint Venture Agreement by and among Guangxi Guanghe Metals Co. Ltd., Hechi Industrial Co. Ltd. and Biogan (BVI) International Inc. dated as of July 19, 2002. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.3	Consulting Agreement dated November 23, 2001 between the Biogan International, Inc. and John Cullen. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.4	Employment agreement by and between the Registrant and Gilles Laverdiere effective as of January 1, 2000. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.5	Employment agreement by and between the Registrant and Kerry D. Smith effective as of August 1, 2000. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.6	Employment agreement by and between the Registrant and Robert Doyle effective as of November 23, 2001. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.7	Agreement, dated July 19, 2002 by and between Biogan International, Inc. and Hechi Industrial Co. Ltd. terminating the asset purchase agreement by and between the parties dated July 1, 2000. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

10.8	Agreement, dated July 19, 2002 by and between Biogan International, Inc. and Biogan International (BVI) Inc. assigning Biogan International, Inc.'s rights in GGM to Biogan International (BVI) Inc. (incorporated herein by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on August 2, 2002).

23.1	Consent of Independent Auditor George Brenner, C.P.A.
99.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.2	Articles of Association of Guangxi Guanghe Metals Co. Ltd. (Incorporated herein by reference to the Registrants Form 8-K filed with the Securities and Exchange Commission on August 15, 2002).

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

        On October 1, 2002, we filed on Form 8-K/A, Amendment No. 1 to Current Report on Form 8-K filed August 2, 2002, for purposes of filing Audited combined annual financial statements of Guangxi Metals Co., Ltd., Hechi Copper refinery plant.  Wuxu mining plant and 9% equity interest in Gaofeng Mining Co., Ltd. for the years ended December 31, 2001 and 2002, as well as, Pro Forma Condensed Consolidated Financial information for the year ended December 31, 2001 of the Registrant.

        On November 19, 2002, we filed on Form 8-K/A, Amendment No. 1 to Current Report on Form 8-K filed August 2, 2002, for purposes of filing Unaudited combined interim financial statements of Guangxi Guanghe Metals Co., Ltd., Hechi copper refinery plant, Wuxu mining plant and 9% equity interest in Gaofeng Mining Co., Ltd. for the three month period ended March 31, 2002 and the six month period ended June 30, 2002, as well as, Pro forma Condensed Consolidated Financial Information for the three month period ended March 31, 2002 and six month period ended June 30, 2002 of the Registrant.

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

Signature	Title	Date
/s/ Gilles Laverdiere	Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director	February 27, 2003
Gilles Laverdiere

/s/ Kerry D. Smith	President, Chief Operating Officer and Director	February 27 , 2003
Kerry D. Smith

/s/ Pierre O'Dowd	Director	February 27, 2003
Pierre O'Dowd

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

--------------------------------------

                             I, Gilles Laverdiere, Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director of Biogan International, Inc., hereby certify that:

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

                                                                                                                                    George Brenner, C.P.A.

Los Angeles, California
July 22, 2002

BIOGAN INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001
ASSETS
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $30,140	$6,495

COOPERATIVE JOINT VENTURE INVESTMENT	1,700,000

TOTAL ASSETS	$1,706,495

LIABILITIES & STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$499,526
BANK OVERDRAFTS	10,076
NOTES PAYABLE	269,967
ACCRUED EXPENSES	759,006

TOTAL CURRENT LIABILITIES	1,538,575

NON-CURRENT LIABILITIES
CONVERTIBLE DEBENTURES
- NET OF UNAMORTIZED ISSUANCE COSTS OF $70,661	2,129,339

TOTAL LIABILITIES	3,667,914

COMMITMENTS	-

STOCKHOLDERS' DEFICIT
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE,
10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED	1
COMMON STOCK $.001 PAR VALUE 300,000,000
SHARES AUTHORIZED, 91,266,199 ISSUED AND OUTSTANDING	91,266
ADDITIONAL PAID IN CAPITAL	8,354,377
ACCUMULATED DEFICIT	(10,407,073)

TOTAL STOCKHOLDERS' DEFICIT	(1,961,429)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,706,485

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM INCEPTION
	FOR THE YEAR	FOR THE YEAR	FEBRUARY 5, 1988
	ENDING	ENDING	THROUGH
	DECEMBER 31, 2001	DECEMBER 31, 2000	DECEMBER 31, 2001

SALES	$-	$-	7,150
REVENUE	-	-	1,470

TOTAL SALES	-	-	8,620

EXPENSES
WAGES	232,800	172,800	1,017,189
STOCK SUBSCRIPTION LOSS	-	-	101,006
DEPRECIATION EXPENSE	4,635	6,004	30,290
AMORTIZATION	269,922	194,417	464,339
STOCK BASED EXPENSES	30,000	1,848,000	1,878,000
INTEREST EXPENSE	157,392	121,369	330,605
INTEREST EXPENSE -BENEFICIAL CONVERSION	-	508,750	508,750
INCENTIVE BONUS	-	-	149,364
LEGAL & ACCOUNTING FEES	330,621	617,636	1,314,526
RENT	17,109	5,552	59,948
START UP COSTS	-	-	180,941
RESEARCH AND DEVELOPMENT	-	-	343,681
SUBSIDIARIES LOSSES	-	-	158,380
OTHER OPERATING EXPENSES	42,006	125,916	504,350

TOTAL EXPENSES	1,084,485	3,600,444	7,041,369

NET OPERATING INCOME (LOSS)	(1,084,485)	(3,600,444)	(7,032,749)

STOCK RESTITUTION LOSS	-	-	(2,676,409)
INTEREST INCOME	-	1,954	7,417
OTHER INCOME	-	-	248
DEBENTURE SETTLEMENT COSTS	(700,000)	-	(700,000)
MISCELLANEOUS EXPENSE	-	(88)	(5,580)

TOTAL OTHER	(700,000)	1,866	(3,374,324)

NET INCOME (LOSS)	$(1,784,485)	$(3,598,578)	(10,407,073)

PRIMARY INCOME (LOSS) PER SHARE	$(0.02)	$(0.04)	(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING	89,437,432	86,434,570	49,364,321

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH DECEMBER 31, 2001
COMMON STOCK		COMMON STOCK	PREFERRED	STOCK	AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCK-HOLDERS' DEFICIT
ISSUED:	SHARES	AMOUNT	SHARES	AMOUNT

1988	2,250,000	2,250				22,750	(15,052)	9,950
1989	21,387,347	21,387				197,352	(149,448)	79,241
1995	56,858,115	56,858				3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574				1,123,417	(1,263,513)	(14,136)
1997	2,785,054	2,785				560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)				(782,711)	582,555	(332,815)
1999	263,826	264				442,868	(238,263)	(127,946)

MARCH 8, 2000
BENEFICIAL CONVERSION FEATURE	-	-			-	508,750		508,750
MARCH 31, 2000
CONTRIBUTED CAPITAL	-	-			-	170,500		170,500
FORGIVEN OFFICERS WAGES	-	-			-	171,200		171,200
JUNE 30, 2000
CONTRIBUTED CAPITAL	-	-			-	205,500		205,500
AUGUST 18, 2000
CONTRIBUTED CAPITAL	-	-			-	10,000		10,000
$500,000 DEBENTURE CONVERSION
PLUS INTEREST OF $15,122	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000
PREFERRED STOCK ISSUED	-	-	1,100	1	0.0010	(1)		-
STOCK BASED COMPENSATION	-	-				1,848,000		1,848,000
DECEMBER 5, 2000
CONTRIBUTED CAPITAL	-	-			-	35,100		35,100
$30,000 DEBENTURE CONVERSION
PLUS INTEREST OF $400	667,102	667			0.0456	29,733		30,400
NET LOSS	-	-	-	-	-	-	(3,598,578)	(3,598,578)
DECEMBER 31, 2000	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	(231,954)

MARCH 31, 2001
CONTRIBUTED CAPITAL	-	-			-	25,010		25,010
SEPTEMBER 30, 2001
STOCK ISSUED -DEBENTURE
SETTLEMENT	2,500,000	2,500			0.0010	(2,500)		-
STOCK BASED COMPENSATION	-	-				30,000		30,000
NET LOSS	-	-	-	-		-	(1,784,485)	(1,784,485)

DECEMBER 31, 2001	91,266,199	91,266	1,100	1		8,354,377	(10,407,073)	(1,961,429)

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENTS OF CASH FLOWS
	FOR THE YEAR ENDING DECEMBER 31, 2001	FOR THE YEAR ENDING DECEMBER 31, 2000	FEBRUARY 5, 1988 (INCEPTION) THROUGH DECEMBER 31, 2001

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$(1,784,485)	$(3,598,578)	(10,407,073)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL			-
SERVICES, AND RESEARCH AND DEVELOPMENT	-	-	485,054
IMPUTED EXECUTIVE COMPENSATION	-	-	278,901
RESTITUTION	-	-	2,676,409
STOCK BASED COMPENSATION	30,000	1,848,000	1,878,000
INTEREST EXPENSE	-	15,522	44,442
INTEREST EXPENSE -BENEFICIAL CONVERSION	-	508,750	508,750
DISPUTE SETTLEMENTS	-	-	10,603
STOCK CANCELLATION	-	-	(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES	-	-	158,380
STOCK SUBSCRIPTION LOSS	-	-	101,006
FIRST DEVELOPMENT STAGE LOSS	-	-	142,733
AMORTIZATION	269,922	194,417	464,339
DEPRECIATION	4,635	6,004	30,289
TOTAL ADJUSTMENTS	304,557	2,572,693	6,782,630

ADVANCES	-	-	-
ACCOUNTS RECEIVABLE	-	-	-
ACCOUNTS PAYABLE	157,100	285,068	509,602
ACCRUED LIABILITIES	439,826	287,468	759,016

NET CASH (USED)
BY OPERATING ACTIVITIES	(883,002)	(453,349)	(2,355,825)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT	-	(1,919)	(37,032)
DISPOSAL FURNITURE/EQUIPMENT	-	-	475
ADVANCE ON BUSINESS COMBINATION	-	(1,500,000)	(1,700,000)
INVESTMENT IN SUBSIDIARIES	-	-	(158,380)

NET CASH (USED)
BY INVESTING ACTIVITIES	-	(1,501,919)	(1,894,937)

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED	124,967	5,000	249,967
NOTES PAYABLE -OTHER RECEIVED	-	-	220,141
PAYMENT OF NOTES PAYABLE -OTHER	-	-	(58,680)
CONVERTIBLE DEBENTURES	700,000	1,800,000	2,500,000
PAYMENTS OF DEBENTURES	(5,000)	-	(5,000)
ISSUANCE OF COMMON STOCK	-	-	821,952
BOND ISSUANCE COST CAPITALIZED	-	(300,000)	(300,000)
CONTRIBUTED CAPITAL	25,010	421,100	822,610
OTHER	-	-	(228)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	844,977	1,926,100	4,250,762

NET INCREASE (DECREASE) IN CASH	(38,025)	(29,168)	-

BEGINNING CASH BALANCE	38,025	67,193	-

CASH ENDING BALANCE	$-	$38,025	$-

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE	-	-	2,711
CASH PAYMENTS FOR INCOME TAXES	-	-	-

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	-	-	141,461
MANAGEMENT	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	-	-	485,054
IMPUTED EXECUTIVE COMPENSATION	-	-	278,901
RESTITUTION	-	-	2,676,409
INTEREST EXPENSE -BOND CONVERSION	-	15,522	44,442
INTEREST EXPENSE -BENEFICIAL CONVERSION	-	508,750	508,750
DISPUTE SETTLEMENT	-	-	10,603
STOCK CANCELLATION	-	-	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	-	235,000	235,000
BOND CONVERSION INTO COMMON STOCK	-	530,000	530,000
STOCK BASED COMPENSATION	30,000	1,848,000	1,878,000

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

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS UNAUDITED As of
	MARCH 31, 2001	JUNE 30, 2001	SEPTEMBER 30, 2001
ASSETS
CASH	$9,921	$6,146	$5,595
PREPAID EXPENSES	-	0	-

TOTAL CURRENT ASSETS	9,921	6,146	5,595

FURNITURE/EQUIPMENT	36,635	36,635	36,635
ACCUMULATED DEPRECIATION	(27,801)	(29,079)	(29,661)

TOTAL FIXED ASSETS	8,834	7,556	6,974

COOPERATIVE JOINT VENTURE	1,700,000	1,700,000	1,700,000

TOTAL OTHER ASSETS	1,700,000	1,700,000	1,700,000

TOTAL ASSETS	$1,718,755	$1,713,702	$1,712,569

LIABILITIES & STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$413,166	$425,840	$469,668
NOTES PAYABLE	224,985	244,967	269,967
ACCRUED EXPENSES	415,373	499,309	589,546

TOTAL CURRENT LIABILITIES	1,053,524	1,170,116	1,329,181

NON-CURRENT LIABILITIES
CONVERTIBLE DEBENTURES
-NET OF UNAMORTIZED DISC0UNT AND ISSUANCE COSTS	1,229,873	1,290,727	2,009,013

TOTAL LIABILITIES	2,283,397	2,460,843	3,338,194

STOCKHOLDERS' DEFICIT
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE, 10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED	1	1	1

COMMON STOCK $.001 PAR VALUE 300,000,000 SHARES AUTHORIZED	88,766	88,766	91,266

ADDITIONAL PAID IN CAPITAL	8,326,877	8,326,877	8,354,377
ACCUMULATED DEFICIT	(8,980,286)	(9,162,785)	(10,071,269)

TOTAL STOCKHOLDERS' DEFICIT	(564,642)	(747,141)	(1,625,625)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,718,755	$1,713,702	$1,712,569

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF OPERATIONS UNAUDITED
	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30 ,2001	FOR THE SIX MONTH PERIOD ENDED JUNE 30 ,2000	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FROM INCEPTION FEBRUARY 5, 1988 THROUGH SEPTEMBER 30, 2001

SALES
REVENUE	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 8,620

TOTAL SALES	-	-	-	-	-	-	-	-	-	-	8,620

EXPENSES
WAGES	63,200	43,200	53,200	43,200	116,400	86,400	58,200	43,200	174,600	129,600	958,989
STOCK SUBSCRIPTION LOSS	-	-	-	-	-	-	-	-	-	-	101,006
DEPRECIATION EXPENSE	2,296	1,831	1,278	1,353	3,574	3,185	582	1,371	4,156	4,555	29,811
AMORTIZATION	65,456	-	66,854	64,563	132,310	64,563	68,286	64,476	200,596	129,040	395,013
STOCK BASED EXPENSE	-	-	-	-	-	-	30,000	-	30,000	-	1,500,480
INTEREST EXPENSE	32,982	7,229	35,736	42,450	68,718	49,679	37,537	37,942	106,255	87,621	279,468
INTEREST EXPENSE - BENEFICIAL CONVERSION	-	508,750	-	-	-	508,750	-	-	-	508,750	508,750
LEGAL & ACCOUNTING FEES	170,355	98,350	14,870	99,478	185,225	197,828	53,036	190,235	238,261	388,064	1,202,952
RENT	5,895	-	3,738	-	9,633	-	3,738	-	13,371	-	56,210
START UP COSTS	-	-	-	-	-	-	-	-	-	-	180,941
RESEARCH AND DEVELOPMENT	-	-	-	-	-	-	-	-	-	-	343,681
SUBSIDIARIES LOSSES	-	-	-	-	-	-	-	-	-	-	158,380
OTHER OPERATING EXPENSES	17,514	7,190	6,823	11,115	24,337	18,304	7,105	12,229	31,442	30,532	662,365

TOTAL EXPENSES	357,698	666,550	182,499	262,159	540,197	928,709	258,484	349,453	798,681	1,278,162	6,378,046

NET OPERATING INCOME (LOSS)	(357,698)	(666,550)	(182,499)	(262,159)	(540,197)	(928,709)	(258,484)	(349,453)	(798,681)	(1,278,162)	(6,369,426)

STOCK RECOVERY INCOME	-	-	-	-	-	-	-	-	-	-	(2,676,409)
INTEREST INCOME	-	-	-	1,930	-	1,930	-	24	-	1,954	7,418
OTHER INCOME	-	-	-	-	-	-	-	-	-	-	248
DEBENTURE SETTLEMENT COSTS	-	-	-	-	-	-	(650,000)	-	(650,000)	-	(650,000)
MISCELLANEOUS EXPENSE	-	(88)	-	-	-	(88)	-	-	-	(88)	(5,580)

TOTAL OTHER	-	(88)	-	1,930	-	1,842	(650,000)	24	(650,000)	1,866	(3,324,323)

NET INCOME (LOSS)	$ (357,698)	$ (666,638)	$ (182,499)	$ (260,229)	$ (540,197)	$ (926,867)	$ (908,484)	$ (349,429)	$ (1,448,681)	$ (1,276,296)	$ (9,693,749)

PRIMARY INCOME (LOSS) PER SHARE	($0.00)	($0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.00)	(0.02)	(0.01)	(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING	88,766,199	85,386,710	88,766,199	85,386,710	85,386,710	85,386,710	88,821,114	85,386,710	88,821,114	85,386,710	48,563,371
BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988) THROUGH SEPTEMBER 30, 2001 UNAUDITED
					AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	STOCKHOLDERS' EQUITY (DEFICIT)
COMMON STOCK		COMMON STOCK	PREFERRED	STOCK
ISSUED:	SHARES	AMOUNT	SHARES	AMOUNT

1988	2,250,000	2,250				22,750	(15,052)	9,950
1989	21,387,347	21,387				197,352	(149,448)	79,241
1995	56,858,115	56,858				3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574				1,123,417	(1,263,513)	(14,136)
1997	2,785,054	2,785				560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)				(782,711)	582,555	(332,815)
1999	263,826	264				442,868	(238,263)	(127,946)

TOTAL AT DECEMBER 31, 1999	85,386,710	85,387				4,810,675	(5,024,010)	(127,946)

MARCH 8, 2000
BENEFICIAL CONVERSION FEATURE	-	-			-	508,750		508,750
MARCH 31, 2000
CONTRIBUTED CAPITAL	-	-			-	170,500		170,500
FORGIVEN OFFICERS WAGES	-	-			-	171,200		171,200
JUNE 30, 2000
CONTRIBUTED CAPITAL	-	-			-	205,500		205,500
AUGUST 18, 2000
CONTRIBUTED CAPITAL	-	-			-	10,000		10,000
$500,000 DEBENTURE CONVERSION
PLUS INTEREST OF $15,122	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000
PREFERRED STOCK ISSUED	-	-	1,100	1	0.0010	(1)		-
STOCK BASED COMPENSATION	-	-				1,848,000		1,847,999
DECEMBER 5, 2000
CONTRIBUTED CAPITAL	-	-			-	35,100		35,100
$30,000 DEBENTURE CONVERSION
PLUS INTEREST OF $400	667,102	667			0.0456	29,733		30,400
NET LOSS FOR 2000							(3,598,578)	(3,598,578)
	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	(231,955)

MARCH 31, 2001
CONTRIBUTED CAPITAL	-	-			-	25,010		25,010
NET LOSS FOR QUARTER ENDING							(357,698)	(357,698)
TOTAL AT MARCH 31, 2001	88,766,199	88,766	1,100	1		8,326,877	(8,980,286)	(564,642)

JUNE 30, 2001
NET LOSS FOR QUARTER ENDING	-	-	-	-		-	(182,499)	(182,499)
TOTAL AT JUNE 30, 2001	88,766,199	88,766	1,100	1		8,326,877	(9,162,785)	(747,141)

SEPTEMBER 30, 2001
STOCK ISSUED -DEBENTURE SETTLEMENT	2,500,000	2,500			0.0010	(2,500)		-
STOCK BASED COMPENSATION	-	-				30,000		30,000
NET LOSS FOR QUARTER ENDING	-	-				-	(908,484)	(908,484)
TOTAL AT SEPTEMBER 30, 2001	91,266,199	91,266	1,100	1		8,354,377	(10,071,269)	(1,625,625)

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT-STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2001	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FROM FEBRUARY 5, 1988 (INCEPTION) THROUGH SEPTEMBER 30, 2001

CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$ (357,698)	$ (666,638)	$ (540,197)	$ (926,867)	$ (1,448,681)	$ (1,276,296)	$ (9,693,749)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES: ADD BACK STOCK ISSUED FOR: MANAGEMENT

	-	-	-	-	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL SERVICES, AND RESEARCH AND DEVELOPMENT
			-	-	-	-	485,054
IMPUTED EXECUTIVE COMPENSATION			-	-	-	-	278,900
RESTITUTION	-	-	-	-	-	-	2,676,409
STOCK BASED COMPENSATION	-	-	-	-	30,000	-	1,500,480
INTEREST EXPENSE	-	-	-	-	-	15,123	44,442
INTEREST EXPENSE - BENEFICIAL CONVERSION	-	508,750	-	508,750	-	508,750	508,750
DISPUTE SETTLEMENTS	-	-	-	-	-	-	10,603
STOCK CANCELLATION	-	-	-	-			(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES					-	-	158,380
STOCK SUBSCRIPTION LOSS	-	-	-	-	-	-	101,006
FIRST DEVELOPMENT STAGE LOSS	-	-	-	-	-	-	142,733
AMORTIZATION	65,456	-	132,310	64,564	200,596	129,039	395,013
DEPRECIATION AND AMORTIZATION	2,296	3,219	3,574	3,184	4,156	4,555	29,810
TOTAL ADJUSTMENTS	67,752	511,969	135,884	576,498	234,752	657,467	6,335,304

PREPAID EXPENSES	-	-	-	(36,988)	-	-	-
ACCOUNTS RECEIVABLE	-	-	-	-	-	-	-
ACCOUNTS PAYABLE	60,665	9,193	73,339	(32,740)	117,167	26,004	469,670
ACCRUED LIABILITIES	96,182	47,601	180,118	125,686	270,355	191,708	589,546

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES	(133,099)	(97,875)	(150,856)	(294,411)	(826,407)	(401,117)	(2,299,229)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT	-	-	-	-	-	(1,078)	(37,032)
DISPOSAL FURNITURE/EQUIPMENT	-	-	-	-	-	-	475
ADVANCE ON BUSINESS COMBINATION	-	-	-	(850,000)	-	(1,700,000)	(1,700,000)
INVESTMENT IN SUBSIDIARIES	-	-	-	-	-	-	(158,380)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	-	-	-	(850,000)	-	(1,701,078)	(1,894,937)

CASH FLOWS FROM FINANCING ACTIVITIES
NOTES PAYABLE - OTHER RECEIVED	-	-	-	-	-	-	220,140
NOTE PAYABLE- STOCKHOLDER RECEIVED	79,985	-	99,967	(25,000)	124,967	(25,000)	249,967
PAYMENT OF NOTES PAYABLE -OTHER	-	-	-	(20,000)	-	(20,000)	(58,680)
ISSUANCE OF COMMON STOCK	-	-	-	-	-	-	821,952
CONTRIBUTED CAPITAL	25,010	370,500	25,010	576,000	25,010	586,000	822,610
BOND ISSUANCE COST CAPITALIZED	-	(300,000)	-	(300,000)	-	(300,000)	(300,000)
PAYMENT OF DEBENTURES	-	-	(6,000)	-	(6,000)	-	(6,000)
CONVERTIBLE DEBENTURES	-	1,800,000	-	1,800,000	650,000	1,800,000	2,450,000
OTHER	-	-	-	-	-	-	(228)

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES	104,995	1,870,500	118,977	2,031,000	793,977	2,041,000	4,199,761

NET INCREASE (DECREASE) IN CASH	(28,104)	1,772,625	(31,879)	886,589	(32,430)	(61,195)	5,595

BEGINNING CASH BALANCE	38,025	67,193	38,025	67,193	38,025	67,193	-
CASH ENDING BALANCE	$ 9,921	$ 1,839,818	$ 6,146	$ 953,782	$ 5,595	$ 5,998	$ 5,595

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE	-	-	-	-	-	-	2,711
CASH PAYMENTS FOR INCOME TAXES	-	-	-	-	-	-	-

NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	-	-	-	-	-	-	141,461
MANAGEMENT	-	-	-	-	-	-	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	-	-	-	-	-	-	535,184
IMPUTED EXECUTIVE COMPENSATION	-	-	-	-	-	-	278,900
RESTITUTION	-	-	-	-	-	-	2,676,409
INTEREST EXPENSE - BOND CONVERSION	-	-	-	-	-	15,123	44,043
INTEREST EXPENSE - BENEFICIAL CONVERSION	-	508,750	-	508,750	-	508,750	508,750
DISPUTE SETTLEMENT	-	-	-	-	-	-	10,603
STOCK CANCELLATION	-	-	-	-	-	-	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	-	-	-	-	-	-	235,000
BOND CONVERSION INTO COMMON STOCK	-	-	-	-	-	500,000	500,000
STOCK BASED COMPENSATION	-	-	-	-	30,000	-	1,500,480