Form 10KSB/A
period 2001-12-31
BIOGAN INTERNATIONAL INC
filed 2003-08-28
CIK 837179

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

AMENDMENT NO. 2

TO

FORM 10-KSB

(Mark One)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

OR

|  |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-31479

BIOGAN INTERNATIONAL, INC.
 (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 120 Adelaide Street West Suite 512 Toronto,Ontario, Canada (Address of principal executive offices)	58-1832055 (I.R.S. Employer Identification No.) M5H 1T1 (Zip Code)

Issuer’s telephone number, including area code: (416) 214-3270

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

                Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

                For the twelve months ended December 31, 2001, Biogan International, Inc. reported no revenues.

                As of February 19, 2003, the aggregate market value (based upon the market price in limited trading in the over-the-counter market) of the voting stock held by nonaffiliates was approximately $1,080,622. The number of shares outstanding of the registrant’s only class of common stock was 108,066,199 on February 19, 2003. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

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

                In 1995, we began development of a new concept for electrical motors known as the IntorCorp Motor. In order to promote the development of the IntorCorp Motor, we entered into a consulting agreement with Technical Development Consultants, Inc., or TDC, an independent electrical engineering consulting firm. As part of the research and development process, TDC formed a company named Collective Technologies, LLC, which acquired all intellectual property rights, which consisted of the technology based knowledge of a new type of electrical motor, held by TDC with respect to the IntorCorp Motor concept. We then changed our name to Biogan International, Inc. in September 1997 to avoid any confusion that could have resulted from the use of the word “medical” in our name, in light of our corporate focus having shifted to the development of the IntorCorp Motor. Effective February 1998, we entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor, and established IntorCorp, Inc. for that purpose. IntorCorp Inc. was established as an Idaho corporation in which we held a 50% ownership interest. In August 1999, we transferred all of our rights and interest in IntorCorp, Inc., including all of our interest in the IntorCorp Motor and related patent applications, to R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which we transferred our 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, we distributed these shares to our stockholders. Following our transaction with R-Tec Holding, and having divested ourselves of certain assets related to the electrical motor industry and disposed of all of our subsidiaries and other interests in other affiliates and other entities, we began to focus our attention, experience and resources on developing a base metal mining and smelting operation in the People’s Republic of China, or PRC, because management believed that given the economic climate in China and the growth potential of both existing and undeveloped mines in the Hechi region, significant opportunities existed in the base metal industry in China.

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

                Hechi’s business was established in 1977 by the Hechi Prefecture Government through Hechi Prefecture Mining Company, or HPMC. Hechi came under private ownership in June, 1998 when the employees of HPMC purchased all of the assets of HPMC, and assumed certain liabilities. The employees of HPMC subsequently contributed HPMC’s business to Hechi and became Hechi’s shareholders. Hechi has become one of the largest enterprises in the regional mining community in the Guangxi Province, which is located in southeastern China approximately 500 kilometers northwest of Hong Kong, and was one of the first privately-owned mining enterprises in the Guangxi region.

                Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi’s assets, including Hechi’s 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities), 100% interest in the Wuxu Mine and ore processing facilities and 100% interest in the Hechi copper smelter, in exchange for 16,800,000 shares of our common stock and 31,300 shares of our Series A preferred stock. Under this agreement we were to hold a 92% equity interest and a 95% profits interest in GGM.

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

                Following discussion with Hechi and our U.S., Chinese and Canadian legal counsel, on July 19, 2002, we implemented our transaction, effective July 1, 2002, with Hechi on a restructured basis, in compliance with Chinese legal requirements. Hechi and the Company implemented the revised structure for the acquisition by completing the following steps: (1) the Hechi shareholders established a wholly-owned British Virgin Islands corporation, Fushan Industrial Co. Ltd.; or Fushan, (2) Fushan established a British Virgin Islands corporation, Biogan International (BVI) Inc., or Biogan (BVI); (3) the company and Hechi terminated the Asset Purchase Agreement; (4) the company contributed its interest in GGM to Biogan (BVI) in exchange for a non-interest bearing demand promissory note in the principal amount of $1.7 million; (5) Hechi and the company amended and restated the agreement establishing GGM to provide for the replacement of the company by Biogan (BVI); and (6) Fushan and the company entered into a share exchange agreement dated July 19, 2002 pursuant to which the company acquired 100% of Biogan (BVI) in exchange for 16,800,000 shares of the company’s common stock and 3,624,000 shares of the company’s Series B Convertible Preferred Stock. There was no affiliation between the Company and Hechi and the purchase price for the acquisition was determined through arm’s length negotiations. There was no allocation made to the various assets and interest bought as the purchase price for the assets was negotiated as a whole. GGM has received its Certificate of Approval in August 2003.

                The Series B Convertible Preferred Stock is convertible into 362,400,000 shares of our common stock following stockholder authorization of additional issuable common stock at our next meeting of stockholders. Accordingly, as a result of these transactions, we acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of our voting capital stock (assuming the conversion of all of the outstanding shares of Series A Convertible Preferred Stock and all of the outstanding shares of Series B Convertible Preferred Stock). For accounting purposes the transaction will be accounted for as a reverse takeover with GGM treated as having acquired Biogan.

Assets of GGM

                The Gaofeng mine, which is owned and operated by the Gaofeng Mining Company Limited in which GGM holds a 9% interest, is an operating polymetallic mine and ore processing facility in Guangxi Zhuang Autonomous Region of China, 85 kilometers northwest of the city of Hechi. There are three other parties which hold interests in the Gaofeng Mining Company, each of which is a government entity. The Huaxi Group, a provincial government entity holds a 51% interest in the company, while Guangxi Nandan Nanxing Antimony Industry Co. Ltd., a county government entity, and Guangxi Development and Investment Co. Ltd., a provincial government entity, own 20% each.

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

Item 2.    Description of Property

                We operate from approximately 250 square feet of office space at 120 Adelaide Street West, Suite 512, Toronto, Ontario, Canada and approximately 250 square feet of office space at 813 Beriault, Suite 203, Longueuil, Quebec, Canada. Both office spaces in Canada are under month-to-month tenancies.

Item 3.    Legal Proceedings

                We are not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2001.

Part II

Item 5.    Market for Common Equity and Related Stockholders Matters

          Market Price

                Until January 9, 2001, our common stock was traded on the National Association of Securities Dealers’ OTC Electronic Bulletin Board under the symbol “BIGM.” Effective at the opening of business on January 9, 2001, the NASD deleted all quotations of our common stock from the OTC Electronic Bulletin Board. Since January 9, 2001, our common stock has been quoted only sporadically from time to time in the over-the-counter “pink sheets,” an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency.

                The following table sets forth the high and low closing bid prices of our common stock during each quarter of the fiscal years ended December 31, 2000, and December 31, 2001, as well as for the quarters ended March 31, 2002 and June 30, 2002, as reported on the OTC Electronic Bulletin Board until January 9 2001. High and low closing bids after January 9, 2001 which were used in calculating this table were taken from over-the-counter “pink sheets” bids for our shares. OTC Market Quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions:

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

          Dividend Policy

                We have never paid any dividends on our common stock. The declaration and payments by us of dividends will be subject to the discretion of our board of directors. The amount of any such dividend and the board’s policy with respect to the payment of dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

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

                On May 3, 2002, through a private placement we issued 150,000 shares of our common stock to one U.S. investor and 15,816,664 special warrants to investors outside of the United States, at a purchase price of $0.03 per share or special warrant, for aggregate gross proceeds of $479,000. Each special warrant automatically converts into one share of common stock upon the qualification of a prospectus in Canada. The company’s issuance of 150,000 shares to a U.S. investor was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of that act and/or Regulation D thereunder.

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

        Series B Convertible Preferred Stock

                We filed a Certificate of Designation of Series B Convertible Preferred Stock with the Delaware Secretary of State on July 18, 2002, which certificate fixed the rights, preferences, privileges and restrictions relating to our Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall be automatically converted into fully paid and non-assessable shares of our common stock at the effective time of an amendment to our Certificate of Incorporation to authorize additional shares of common stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of our common stock, subject to adjustment in the event of a subdivision or combination of the company’s shares of common stock or similar event.

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

·     the entry of a judgment or writ of attachment in excess of $200,000 that remains unpaid, unvacated, unbonded or unstayed for 60 days or during the five days prior to the date of any proposed sale under the judgment or writ; or

·     the suspension of trading or delisting from an exchange or the NASD’s OTC Electronic Bulletin Board of our common stock for more than five trading days after our common stock is relisted on an exchange or on the NASD’s OTC Electronic Bulletin Board.

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

                If we are limited in our ability to issue shares upon the conversion of the debentures, due either to a limitation on our number of authorized shares or the applicable rules of the principal securities market on which our shares of common stock are listed or traded, and if we are unable to remedy this situation, then the debenture holders will have the option to elect one or both of the following remedies with respect to the unconverted portions of the debentures:

·     require us to issue shares of our common stock in accordance with the holder’s notice of conversion at a conversion price equal to the average of the closing bid prices per share of our common stock for any five consecutive trading days during the sixty trading days immediately preceding the date of the holder’s notice of conversion; or

·     require us to redeem each unconverted debenture for an amount, payable in cash, equal to the outstanding principal balance plus accrued interest, divided by the conversion rate in effect on the date of redemption, multiplied by the highest closing ask price during the period beginning on the date of redemption and ending on the date of payment of the redemption amount.

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

                On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, we defaulted under the provisions of the debentures and the registration rights agreement due to our failure to maintain our listing on the NASD’s OTC Electronic Bulletin Board and our failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. We renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. We also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. We remain in default of the Carbon Mesa Debenture.

                In addition, we agreed that on or before November 30, 2001, we would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of our common stock on an exchange or on the NASD’s OTC Electronic Bulletin Board. In addition, we agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of our failure to comply with the above filing and listing requirements, the principal amount of the TK debenture has increased by $350,000, to $2,470,000.

Item 6.    Management’s Discussion and Analysis and Plan of Operation

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

                Any of the factors described above or in the “Risk Factors” section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

                Effective July 1, 2000, we entered into an asset purchase agreement with Hechi. The Asset Purchase Agreement provided for our acquisition of certain of Hechi’s assets, including a 9% interest in Gaofeng Mining Company Limited (which owns and operates the Gaofeng mine and processing facilities) a 100% interest in the Wuxu Mine and ore processing facilities and a 100% interest in the Hechi copper smelter. On July 27, 2001, we were advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the PRC and, therefore, void. Between the effective date of the acquisition agreement and prior to the determination that the transaction was void under the laws of the PRC, we believed that we had properly consummated the transactions with Hechi and, therefore, had focused corporate resources entirely upon managing the mining operations of Hechi and did not engage in any other business operations. Since July 27, 2001 we have focused our resources on restructuring the transaction with Hechi. In effecting the transaction in its original form and subsequently restructuring it, we incurred substantial expenses in both fiscal years 2000 and 2001 which contributed significantly to our losses for those years. In addition, because the original transaction was deemed void we did not benefit from revenue generated by Hechi during 2000 and 2001.

Employees

                The company currently has 2 full time employees in our offices in Toronro. As a result of our transaction with Hechi, substantially all of our personnel will be located in China. As of June 2002, GGM employed 1068 people, of which 60 were employed at the Wuxu mineral processing mill, 683 at the Gaofeng mine and 325 at the Hechi copper smelter. Of these 28 were employed in an administrative capacity.

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

                In addition, we agreed that on or before November 30, 2001, we would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of our common stock on an exchange or on the NASD’s OTC Electronic Bulletin Board. In addition, we agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of our failure to comply with the above filing and listing requirements, the principal amount of the TK debenture has increased by $350,000, to $2,470,000.

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

                Capital requirements for the next year are $9,000,000 of which $7,300,000 will be contributed to GGM and $1,700,000 will be used for working capital. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our planned operations or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our planned operations.

Risk Factors

                An investment in our securities involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase or hold any of our securities.

We have a history of losses that may continue in the future and that may adversely impact our business and our stockholders.

                We have incurred substantial additional losses since our inception. We incurred significant net operating losses in each of the years ended December 31, 2001 and 2000 and had a stockholders’ deficit of $1,961,429 at December 31, 2001. We have incurred substantial additional losses since December 31, 2001. Our recurring losses raise substantial doubt about our ability to continue as a going concern and led our independent certified public accountant to include in his unqualified opinion covering our 2001 financial statements an explanatory paragraph related to our ability to continue as a going concern. Our 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to attain or maintain profitable operations in the future, there may be a material adverse effect on our cash flows, which could cause us to violate other covenants under the debentures and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

People’s Republic of China political and economic considerations

                Biogan’s, business operations are located in, and revenues derived from, the PRC. Accordingly, the Company’s business, financial condition and results of operations could be significantly and adversely affected by economic, political and social changes in the PRC.

                The economy of the PRC has traditionally been a planned economy, subject to five-year and annual plans adopted by the State, which set down national economic development goals. Since 1978, the State has been moving the economy from a planned economy to a more open, market-oriented system. The PRC’s economic development is following a model of market economy under socialism. Under this direction, it is expected that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. However, there is no guarantee that a major turnover of senior political decision-makers will not occur, or that the existing economic policy of the PRC will not be changed. A change in policies by the State could adversely affect our investment in GGM by changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of supplies, or the expropriation of private enterprises.

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

                Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. We plan to increase our expenditures for our marketing operations and to expand and develop GGM’s mining and smelting operations to increase production and sales of products. We cannot assure you that our revenues will increase in proportion to our expenses. We may be unable to adjust spending quickly enough to offset any unexpected revenues shortfall. This could lead to a shortfall in revenues in relation to our expenses. If our operating results do not consistently meet the expectations of securities analysts or investors, our stock price may fluctuate or decline.

Our stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock.

                The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following or other factors, many of which are beyond our control.

  variations in our quarterly operating results;
  material announcements by us or our competitors of mining developments, strategic partnerships, joint ventures or capital commitments;
  general economic and political conditions in China and in the mining industry; and
  regulatory developments.

                The price at which you purchase shares of our common stock may not be indicative of the price of our common stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources.

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

                Our success also depends upon our ability to recruit, assimilate and retain other qualified employees. China’s current economic restructuring and the corresponding creation of a liquid market for skilled employees may lead to problems retaining local Chinese management. The loss of key employees and/or the inability to attract and retain management personnel could result in a management shortage and inefficient production, which would have a material adverse effect on us.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

                Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. Penny stocks, which shares of our common stock qualify as, are generally equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

                There is currently an extremely limited trading market for our common stock. Until January 9, 2001, our common stock was traded on the NASD’s OTC Electronic Bulletin Board under the symbol “BIGM.” Effective January 9, 2001, the NASD deleted all quotations of our common stock from the OTC Electronic Bulletin Board. Since that time, our common stock has been quoted only sporadically from time to time in the over-the-counter “pink sheets,” an ad hoc forum for quotations of securities prices intended to match potential buyers and sellers, which forum is not monitored or supervised by any regulatory authority or agency. There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. Consequently, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Item 8.    Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

                On August 10, 2000, we filed a Current Report on Form 8-K to report the resignation of George Brenner, C.P.A. and the engagement of Bersch Accounting as our independent accountants, effective as of August 7, 2000. In our two most recent fiscal years and subsequent interim period preceding Mr. Brenner’s resignation, there were no disagreements between the company and Mr. Brenner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Brenner, would have caused Mr. Brenner to make reference to the subject matter of the disagreement in connection with his reports. Mr. Brenner’s reports on our financial statements for the prior two fiscal years contained no adverse opinion and no disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Mr. Brenner dated May 13, 1999 appearing in our Annual Report on Form 10-KSB for the year ended December 1998 and the report of Mr. Brenner contained in this Annual Report on Form 10-KSB include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our decision to accept the resignation of Mr. Brenner and to engage Bersch Accounting was approved by our board of directors.

                On February 26, 2001 and March 8, 2001, we filed Current Reports on Form 8-K to report a change in our independent certifying accountants. The February 26, 2001 Form 8-K was amended on March 8, 2001, March 15, 2001 and March 27, 2001, to report the dismissal of Bersch Accounting and the engagement of KPMG LLP as our new independent certified public accountants. Following the termination of our relationship with Bersch Accounting, we received letters from Bersch Accounting stating that there were disagreements between Bersch Accounting and us. These letters are incorporated by reference as exhibits to this report. Our decision to dismiss Bersch Accounting and engage KPMG LLP was approved by our board of directors. On January 28, 2002, we filed a Current Report on Form 8-K to report the resignation of KPMG LLP and the engagement of George Brenner, C.P.A. as our independent accountant, effective January 28, 2002. The resignation of KPMG LLP was necessitated by KPMG’s intake procedures when it was discovered that the original transaction with Hechi was not completed. During our two most recent fiscal years and subsequent interim periods preceding the resignation of KPMG, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports, if any had been rendered. Our decision to re-engage George Brenner, C.P.A. was approved by our board of directors.

                Following the termination of our relationship with KPMG LLP, we received a letter from KPMG LLP agreeing to the statements concerning them in the Form 8-K filed on January 28, 2002. Such letter is incorporated by reference as an exhibit to this report.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the  ExchangeAct

                Set forth below is information with respect to our directors and executive officers as of July 19, 2002:

Name	Age	Titles
Kuang Yihuai Gilles Laverdiere Kerry D. Smith Liang Changjiang John Cullen Pierre O'Dowd Kuang Zhong	50 48 48 51 46 45 27	Chairman of the Board Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director President, Chief Operating Officer and Director Director Director Director Director

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

                Gilles Laverdiere has served as our Vice Chairman and Chief Executive Officer since November 23, 2001. Mr. Laverdiere served as Chief Executive Officer and President of the company from November 1999 until November 2001. Mr. Laverdiere has been a director of the company since November 1999, and served as Chairman of the Board of Directors from November 1999 until March 2000. In addition, he served as our Acting Chief Financial Officer from November 1999 until January 2001. Prior to joining the company, Mr. Laverdiere served as Chief Executive Officer and Chairman of the Board of Directors of Tiaro Bay Resources Inc. since 1996. Mr. Laverdiere continues to serve as a director of Tiaro Bay Resources. Since January 2002 Mr. Laverdiere has served as a director of Roland Virtual Business Systems, Inc. Since 1985, he has served as President and Chief Executive Officer of Giminex, Inc., a mining and exploration consulting firm, and since 1998, he has served as President and a director of Exploration Mirandor Inc., an exploration junior mining company that was publicly traded on the Montreal Exchange under the symbol “MIQ” until May 17, 2001. As a consultant to mining and exploration ventures, Mr. Laverdiere evaluated mining prospects and negotiated and structured financing for various mining companies. Mr. Laverdiere received a B.S. in geology in 1978 from the University of Montreal and a license in ecology in 1996 from the University du Quebec in Abitibi-Temiscamingue. Mr. Laverdiere devotes substantially all of his professional time to the business of the company.

                Kerry D. Smith has served as President and Chief Operating Officer, and as a director, since November 23, 2001. Mr. Smith was the Chief Financial Officer and a Vice President of the company from January 2001 to November 23, 2001. From 1996 until 2000, Mr. Smith served as a Senior Mining Analyst of Merrill Lynch Canada Inc., formerly known as Midland Walwyn Capital Inc. From 1995 until 1996, he served as a Senior Mining Analyst of RBC Dominion Securities Inc. Mr. Smith received a B.A.Sc. in mining engineering in 1976, and an M.B.A. in finance and production from Queen’s University in 1980. In addition, Mr. Smith has 16 years experience in mining with several companies including Eldorado Nuclear, Hudson Bay Mining & Smelting and Denison Mines, Ltd. Mr. Smith is a member of the Association of Professional Engineers of Ontario.

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

                Pierre O’Dowd has served as a director of the company since March 2000. In addition, from 1995 to October 1999, Mr. O’Dowd served as a consulting geologist and Vice President of Exploration for Noveder, Inc., a junior mining exploration company in Canada. Since October 1999, Mr. O’Dowd has served as a director and President of Noveder, Inc., now called Atlantis Exploration Inc. From 1979 to 1992, Mr. O’Dowd worked as an exploration and mine geologist in Canada and South America. He received a B.S. in geology in 1978 from Universitè du Montreal.

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

                All directors serve for one year and hold office until the next annual stockholders’ meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors. Currently other than the Audit Committee and the Executive Committee there are no committees of the board of directors. Steven Yishyun Chi resigned as a director in February 2001, Gerald Sneddon resigned as a director in March 2001, and Ron Tolman resigned as a director in May 2002.

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

		Annual compensation			Long-term compensation
					Awards		Payouts
		Salary	Bonus	Other annual Compensation	Restricted stock award	Securities underlying options/SARS	LTIP payouts	All other compensation
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)
Gilles Laverdiere	2001	$60,000	NIL	NIL	NIL	NIL	NIL	NIL
Vice-Chairman	2000	$60,000	NIL	NIL	NIL	NIL	NIL	NIL
and Chief Executive Officer	1999	NIL	NIL	NIL	NIL	NIL	NIL	NIL

We have not granted any stock appreciation rights to any of our executive officers. Under an employment agreement  Kerry D. Smith is entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company’s proposed public offering, as well as, an additional 100,000 options to purchase shares of common stock, priced at the same price as the company’s proposed public offering, upon successful completion of a public offering of $5,000,000 or more. Under an employment agreement Gilles Laverdiere is entitled to 500,000 options to purchase shares of common stock, priced at the same price as the company’s proposed public offering. Under a letter agreement John Cullen is paid $3,000 per month by the company for consulting services rendered. Mr. Cullen consults with the company on financial and capital markets matters. The company’s agreement with Mr. Cullen is terminable at will by either party. Except for these employment agreements, the company has not entered into any other employment agreements. Directors are not compensated for any services they may provide as directors on our board of directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of each of our classes of stock as of February 19, 2003, by:

  each person known by us to own beneficially 5% or more of the outstanding shares of any class of voting stock issued by the company;
  each of our directors;
  each of our executive officers named in the summary compensation table above; and
  all of our directors and executive officers as a group

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
Kuang Yihuai
Gilles Laverdiere
Kerry D. Smith
Liang Changjiang
John Cullen
Pierre O'Dowd
Kuang Zhong
Fushan Industrial Co. Ltd.
Thomson Kernaghan & Co., Limited
Rulon L. Tolman
All directors and executive officers as a group (8persons)
Thomson Kernaghan & Co., Limited

All directors and executive officers as a group (8persons)

Kuang Yihuai

Gilles Laverdiere

Kerry D. Smith

Liang Changjiang

John Cullen

Pierre O'Dowd

Kuang Zhong

All directors and executive officers as a group
(8 persons)	Common
Common
Common
Common
Common
Common
Common
Common
Common
Common
Common

Series A Convertible Preferred
Series A Convertible Preferred

Series B Convertible Preferred
Series B Convertible Preferred
Series B Convertible Preferred
Series B Convertible Preferred
Series B Convertible Preferred
Series B Convertible Preferred
Series B Convertible Preferred
	Series B Convertible Preferred	-(4) 3,339,488 - -(4) - 25,000 -(4) 16,800,000 10,795,813(2)(3) 6,879,284 3,364,488 1,100(2) - 290,563 - - 55,400 - - 228,457 574,420	- 3.09% - - - * - 15.55% 9.99% 6.37% 3.11% 100.00% - 8.02% - - 1.53% - - 6.30% 15.85%

* Represents less than 1%.

(1)        Unless otherwise indicated, the address of each person in this table is c/o Biogan International, Inc. 120 Adelaide Street, Suite 512, Toronto, OntarioM5H 1T1. Kuang Yihuai, Gilles Laverdiere, Kerry D. Smith, Liang Changjiang, John Cullen, Pierre O’Dowd, and Kuang Zhong, are directors of the Company. Gilles Laverdiere, Kerry D. Smith, and Robert Doyle are executive officers of the company.

(2)       TK holds the securities shown in the table as agent for Canadian Advantage Limited Partnership (“CALP II”) and Advantage (Bermuda) Fund Ltd. (“ABFL”). VMH Management Ltd. is the general partner of CALP II, and VMH International is the investment manager of ABFL. Mr. Mark Valentine is the sole director and president of VMH Management Ltd. and is the president of VMH International. In those capacities, Mr. Valentine holds the power to vote or dispose of the shares of common stock that are listed as owned by TK. The address for Mr. Valentine is c/o Thomson Kernaghan & Co., Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario, Canada M5H 1T1.

(3)       Represents 5,879,489 shares of common stock issued and outstanding and an aggregate of 4,916,324 shares of common stock currently issuable upon conversion of a debenture, preferred stock and/or upon exercise of a warrant.

(4)       Kuang Yihuai, Liang Changjiang and Kuang Zhong hold the right to receive common shares of the company upon conversion of Series B Preferred Stock held beneficially by them. They respectively hold 290,563, 55,400, and 228,457 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock of the company. The Series B Convertible Preferred Stock will automatically convert into common shares of the company upon an increase in the company’s share capital in an amount sufficient to allow the issuance of the Series B Preferred Stock or upon a change in control transaction. It is expected that the shareholders of the company will approve a reincorporation merger of the company at the next special meeting of the shareholders, which will have the effect of, among other things, triggering the conversion of the Series B Convertible Preferred Stock into common stock of the company.

Item 12.    Certain Relationships and Related Transactions

                On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of our common stock. In 2000 we repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, we defaulted under the provisions of the debentures and the registration rights agreement due to our failure to maintain our listing on the NASD’s OTC Electronic Bulletin Board and our failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. We renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. We also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of our common stock, at our option, at the then-applicable conversion rate. We remain in default of the Carbon Mesa Debenture. Further detail can be found in Item 5 of this report.

                To satisfy the terms of the company’s original transaction with Hechi, Biogan was likely to undertake an equity financing for the purpose of contributing capital to GGM. With the goal of minimizing the dilution that would occur to existing company stockholders upon consummation of any such financing, a group of the company’s stockholders, including former company officers Ron Tolman, Rulon Tolman and William Glazier, orally agreed to reduce the numbers of their own shares of our common stock by placing up to 8,739,488 of their own shares in the hands of Gilles Laverdiere and an entity controlled by Mr. Laverdiere. Mr. Laverdiere, who later became an officer of the company, sold a portion of the shares, of which 3,339,488 remain held by him, and contributed the proceeds from that sale to the company for use in satisfying certain outstanding liabilities of the company and coordinating the consummation of the transaction with Hechi. The capital contributions made by Mr. Laverdiere during 1999, 2000 and 2001 totaled $822,610 which included both proceeds from the sale of the shares transferred to him and contributions he made personally to the company. In exchange for contributions made by him, Mr. Laverdiere received, on March 31, 2001, a 10% demand note in the principal amount of $60,000. Other than this note, no stock or other obligation was issued by the company to Mr. Laverdiere in exchange for capital contributions made by him. Separately, Mr. Laverdiere has agreed orally with Fushan that Fushan will deliver 14,400,000 shares of common stock to Mr. Laverdiere of following the conversion of the Series B Preferred Stock which has been issued to Fushan pursuant to the terms of the company’s July 19, 2002 transaction with Hechi. These shares are to be transferred to Mr. Laverdiere as compensation for structuring the transaction between the company and Hechi. The terms of Mr. Laverdiere’s arrangement with Hechi were negotiated and agreed upon prior to Mr. Laverdiere’s involvement with Biogan.

Where you can find more information

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Biogan) at its website at www.sec.gov.

Item 13.    Exhibits and Reports On Form 8-K

          (a)    Exhibits

                Exhibits are numbered in accordance with Item 601 of Regulation S-B.

Exhibit No	Description of Exhibits
3.1 3.2 3.3 3.4 3.5 3.6 3.7 3.8 3.9 4.2 4.3 4.4 4.5 4.6 4.7 4.8 4.9 4.10 4.11 4.12 4.13 4.14 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 23.1 99.1 99.2 99.3	Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on February 5, 1988 (incorporated herein by reference to the registrant's Form 8-A filed with the Securities and Exchange Commission on September 6, 2000).

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

Consent of Independent Auditor George Brenner, C.P.A.

Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Articles of Association of Guangxi Guanghe Metals Co. Ltd. (Incorporated herein by reference to the Registrants Form 8-K filed with the Securities and Exchange Commission on August 15, 2002).

Certificate of Approval.

(b) Reports on Form 8-K

                On January 9, 2001, we filed a Current Report on Form 8-K concerning NASD’s decision to delete all quotations of the company’s securities from NASD’s OTC Bulletin Board at the opening of business on January 7, 2001.

                On January 9, 2001, we filed on Form 8-K/A, Amendment No. 3 to the Current Report on Form 8-K filed October 24, 2000 concerning the company’s determination that the financial statements filed with the SEC on October 24, 2000 in connection with the acquisition by the company of certain of the assets of Hechi, were not prepared in accordance with the requirements of Item 310 of Regulation S.B. of the Securities Act and that the acquisition of assets which constitute a reverse acquisition were not accounted as such in the financial statements.

                On February 26, 2001, the company filed a Current Report on Form 8-K concerning the engagement of KPMG LLP as its independent certifying accounts.

                On March 8, 2001, we filed on Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K filed February 26, 2001 concerning the engagement of KPMG LLP as the company’s auditors along with a letter from Bersch Accounting to the SEC regarding change in the company’s certifying accountants.

                On March 8, 2001, we filed a Current Report on Form 8-K concerning the resignation of Bersch Accounting as the company’s auditors.

                On March 15, 2001, we filed on Form 8-K/A, Amendment No. 2 to Current Report on Form 8-K filed February 26, 2001 outlining concerns of the former auditors, Bersch Accounting and the company’s response to such concerns.

                On March 15, 2001, we filed on Form 8-K/A, Amendment no. 1 to Current Report on Form 8-K filed March 8, 2001 for purposes of reporting that KPMG LLP and not the company’s former auditors would review the company’s September 10-QSB and for filing the former auditors resignation letter as also a disclosure letter from the company’s former accountants outlining their concerns.

                On March 27, 2001, we filed on Form 8-K/A, Amendment No. 2 to Current Report on Form 8-K filed March 15, 2001 for purposes of filing a letter by the company’s former accountants, Bersch Accounting which is required to be filled in connection with the company’s disclosure concerning changes in the company’s accountants.

                On March 27, 2001, we filed on Form 8-K/A, Amendment no. 3 to the Current Report on Form 8-K filed February 26, 2001 for purposes of filing the letter from the company’s former accountants, Bersch Accounting as also the response letter from the former auditors.

                On April 3, 2001, we filed on Form 8-K/A, Amendment no. 2 to the Current Report on Form 8-K filed March 15, 2001 for purposes of filing a response letter addressed to the SEC from the former auditors, Bersch Accounting stating that they had read the disclosures in item 4 of the Form 8-K/A dated March 27, 2001, and that they agreed with the disclosures.

                On April 3, 2001, we filed on Form 8-K/A, Amendment no. 4 to the Current Report on Form 8-K for purposes of filing a letter from the company’s former accountants, Bersch Accounting, which is required to be filed in connection with the company’s disclosure concerning changes in the company’s accountants.

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

                On March 5, 2002 we filed a Current Report on Form 8-K concerning the resignation of KPMG LLP as the company’s auditors and the engagement of George Brenner, C.P.A. as the company’s independent certifying accountant.

                On May 3, 2002, we filed a Current Report on Form 8-K for purposes of reporting the completion of a private placement financing, consisting of a non-brokered private placement of 15,816,664 special warrants and 150,000 restricted shares of common stock at a price of $0.03 per special warrant or share of common stock, for proceeds of $479,000.

                On August 2, 2002, we filed a Current Report on Form 8-K for purposes of reporting the acquisition of the controlling interest in GGM, the consideration for which consisted of 16,800,000 shares of our common stock and 3,624,000 shares of our Series B Convertible Preferred Stock. As a result of the acquisition a change in control has occurred and Hechi’s shareholders now control 78.4%, through Fushan, of our outstanding voting shares.

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

BIOGAN INTERNATIONAL, INC. (REGISTRANT)

/S/ Gilles Laverdiere ————————————————— By:Gilles Laverdiere Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director	August 21, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Gilles Laverdiere —————————— Gilles Laverdiere	Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director	August 21, 2003

/S/ Kerry D. Smith —————————— Kerry D. Smith	President, Chief Operating Officer, and Director	August 21, 2003

/S/ Pierre O'Dowd —————————— Pierre O'Dowd	Director	August 21, 2003

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002
_________________

I, Gilles Laverdiere, Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director of Biogan International, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-KSB of Biogan International, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003 /S/ Gilles Laverdiere ————————————————— By: Gilles Laverdiere Vice Chairman, Chief Executive Officer, Chief Financial Officer and Director

BIOGAN INTERNATIONAL, INC. FINANCIAL STATEMENTS DECEMBER 31, 2001

TABLE OF CONTENTS

Independent Auditor’s Report

Balance Sheet as of December 31, 2001

Statement of Operations for the Years Ended December 31, 2001 and 2000, and from Inception through December 31, 2001

Statement of Changes in Stockholders’ Equity (Deficiency) for the Period from
Inception through December 31, 2001

Statement of Cash Flows for the Years Ended December 31, 2001 and 2000, and from
Inception through December 31, 2001

Notes to Financial Statements	1 2 3 4 5 6-15

George Brenner, CPA
 A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 — Fax 310/202-6494

REPORT OF INDEPENDENT AUDITOR

Board of Directors

Biogan International, Inc. (A Development-Stage Company)
Toronto, Canada

I have audited the accompanying balance sheet of Biogan International, Inc., (A Development-Stage Company) as of December 31, 2001 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2001 and 2000 and from inception (February 5, 1998) through December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Biogan International, Inc. as of December 31, 2001 and the results of its operations, stockholders’ deficit and cash flows for the years ended December 31, 2001 and 2000 and from inception (February 5, 1998) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2C to the financial statements, the Company’s recurring losses from development stage activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans in this regard are discussed in Notes 1 and 12 “Cooperative Joint Venture” and “Subsequent Events,” respectively. Should the Company not be successful in its Joint Venture the $1,700,000 (Note 2B) will be written off increasing the stockholders’ deficit from approximately $1,961,000 to $3,661,000.

George Brenner, C.P.A.
Los Angeles, California
July 22, 2002

BIOGAN INTERNATIONAL,INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET DECEMBER 31, 2001

ASSETS
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $30,140	$6,495
COOPERATIVE JOINT VENTURE INVESTMENT	1,700,000

TOTAL ASSETS	$1,706,495

LIABILITIES & STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$499,526
BANK OVERDRAFTS	10,076
NOTES PAYABLE	269,967
ACCRUED EXPENSES	759,006

TOTAL CURRENT LIABILITIES	1,538,575
NON-CURRENT LIABILITIES
CONVERTIBLE DEBENTURES
- NET OF UNAMORTIZED ISSUANCE COSTS OF $70,661	2,129,339

TOTAL LIABILITIES	3,667,914
COMMITMENTS	-
STOCKHOLDERS' DEFICIT
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE,
10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED	1
COMMON STOCK $.001 PAR VALUE 300,000,000
SHARES AUTHORIZED, 91,266,199 ISSUED AND OUTSTANDING	91,266
ADDITIONAL PAID IN CAPITAL	8,354,377
ACCUMULATED DEFICIT	(10,407,073)
TOTAL STOCKHOLDERS' DEFICIT	(1,961,429)

TOTAL LIABILITIES &STOCKHOLDERS' DEFICIT	$1,706,485

BIOGAN INTERNATIONAL,INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS

	FOR THE YEAR ENDING DECEMBER 31, 2001	FOR THE YEAR ENDING DECEMBER 31, 2000	FROM INCEPTION FEBRUARY 5, 1988 THROUGH DECEMBER 31, 2001
SALES	-	-	7,150
REVENUE	-	-	1,470

TOTAL SALES	-	-	8,620

EXPENSES
WAGES	232,800	172,800	1,017,189
STOCK SUBSCRIPTION LOSS	--	--	101,006
DEPRECIATION EXPENSE	4,635	6,004	30,290
AMORTIZATION	269,922	194,417	464,339
STOCK BASED EXPENSES	30,000	1,848,000	1,878,000
INTEREST EXPENSE	157,392	121,369	330,605
INTEREST EXPENSE -BENEFICIAL	--	508,750	508,750
INCENTIVE BONUS	--	--	149,364
LEGAL & ACCOUNTING FEES	330,621	617,636	1,314,526
RENT	17,109	5,552	59,948
START UP COSTS	--	--	180,941
RESEARCH AND DEVELOPMENT	--	--	343,681
SUBSIDIARIES LOSSES	--	--	158,380
OTHER OPERATING EXPENSES	42,006	125,916	504,350
TOTAL EXPENSES	1,084,485	3,600,444	7,041,369

NET OPERATING INCOME (LOSS)	(1,084,485)	(3,600,444)	(7,032,749)
STOCK RESTITUTION LOSS	--	--	(2,676,409)
INTEREST INCOME	--	1,954	7,417
OTHER INCOME	--	--	248
DEBENTURE SETTLEMENT COSTS	(700,000)	--	(700,000)
MISCELLANEOUS EXPENSE	--	(88)	(5,580)

TOTAL OTHER	(700,000)	1,866	(3,374,324)

NET INCOME (LOSS)	(1,784,485)	(3,598,578)	(10,407,073)

PRIMARY INCOME (LOSS) PER SHARE	(0.02)	(0.04)	(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING	89,437,432	86,434,570	49,364,321

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 5, 1988 (INCEPTION)

COMMON STOCK ISSUED:	SHARES	COMMON STOCK AMOUNT	PREFERRED STOCK SHARES AMOUNT		AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS' DEFICIT
1988	2,250,000	2,250				22,750	(15,052)	9,950
1989	21,387,347	21,387				197,352	(149,448)	79,241
1995	56,858,115	56,858				3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574				1,123,417)	(1,263,513	(14,136)
1997	2,785,054	2,785				560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)				(782,711)	582,555	(332,815)
1999	263,826	264				442,868	(238,263)	(127,946)
MARCH 8, 2000 BENEFICIAL CONVERSION FEATURE	-	-			-	508,750		508,750
MARCH 31, 2000 CONTRIBUTED CAPITAL	-	-			-	170,500		170,500
FORGIVEN OFFICERS WAGES	-	-			-	171,200		171,200
JUNE 30, 2000 CONTRIBUTED CAPITAL	-	-			-	205,500		205,500
AUGUST 18, 2000 CONTRIBUTED CAPITAL	-	-			-	10,000		10,000
$500,000 DEBENTURE CONVERSION PLUS INTEREST OF $15,122	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000 PREFERRED STOCK ISSUED	-	-	1,100	1	0.0010	(1)		-
STOCK BASED COMPENSATION	-	-				1,848,000		1,848,000
DECEMBER 5, 2000 CONTRIBUTED CAPITAL	-	-			-	35,100		35,100
$30,000 DEBENTURE CONVERSION PLUS INTEREST OF $400	667,102	667			0.0456	29,733		30,400
NET LOSS	-	-	-	-	-	-	(3,598,578)	(3,598,578)
	_________	_________	_________	_________		_________	_________	_________
DECEMBER 31, 2000	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	(231,954)
MARCH 31, 2001 CONTRIBUTED CAPITAL	-	-			-	25,010		25,010
SEPTEMBER 30, 2001 STOCK ISSUED -DEBENTURE SETTLEMENT	2,500,000	2,500			0.0010	(2,500)		-
STOCK BASED COMPENSATION	-	-				30,000		30,000
NET LOSS	-	-	-	-			(1,784,485)	(1,784,485)
	_________	_________	_________	_________		_________	_________	_________
DECEMBER 31, 2001	91,266,199	91,266	1,100	1		8,354,377	(10,407,073)	(1,961,429)
	=========	=========	=========	=========		=========	=========	=========

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDING DECEMBER 31, 2001	FOR THE YEAR ENDING DECEMBER 31, 2000	FEBRUARY 5, 1988 (INCEPTION) THROUGH DECEMBER 31, 2001
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$ (1,784,485)	$ (3,598,578)	$ (10,407,073)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT	--	--	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL	--	--	--
SERVICES, AND RESEARCH AND DEVELOPMENT	--	--	485,054
IMPUTED EXECUTIVE COMPENSATION	--	--	278,901
RESTITUTION	--	--	2,676,409
STOCK BASED COMPENSATION	30,000	1,848,000	1,878,000
INTEREST EXPENSE	--	15,522	44,442
INTEREST EXPENSE -BENEFICIAL CONVERSION	--	508,750	508,750
DISPUTE SETTLEMENTS	--	--	10,603
STOCK CANCELLATION	--	--	(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES	--	--	158,380
STOCK SUBSCRIPTION LOSS	--	--	101,006
FIRST DEVELOPMENT STAGE LOSS	--	--	142,733
AMORTIZATION	269,922	194,417	464,339
DEPRECIATION	4,635	6,004	30,289

TOTAL ADJUSTMENTS	304,557	2,572,693	6,782,630
ADVANCES	--	--	--
ACCOUNTS RECEIVABLE	--	--	--
ACCOUNTS PAYABLE	157,100	285,068	509,602
ACCRUED LIABILITIES	439,826	287,468	759,016

NET CASH (USED)
BY OPERATING ACTIVITIES	(883,002)	(453,349)	(2,355,825)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT	--	(1,919)	(37,032)
DISPOSAL FURNITURE/EQUIPMENT	--	--	475
ADVANCE ON BUSINESS COMBINATION	--	(1,500,000)	(1,700,000)
INVESTMENT IN SUBSIDIARIES	--	--	(158,380)
	____________	____________	____________
NET CASH (USED)
BY INVESTING ACTIVITIES	--	(1,501,919)	(1,894,937)

CASH FLOWS FROM FINANCING ACTIVITIES
NOTE PAYABLE-STOCKHOLDER RECEIVED	124,967	5,000	249,967
NOTES PAYABLE -OTHER RECEIVED	--	--	220,141
PAYMENT OF NOTES PAYABLE -OTHER	--	--	(58,680)
CONVERTIBLE DEBENTURES	700,000	1,800,000	2,500,000
PAYMENTS OF DEBENTURES	(5,000)	--	(5,000)
ISSUANCE OF COMMON STOCK	--	--	821,952
BOND ISSUANCE COST CAPITALIZED	--	(300,000)	(300,000)
CONTRIBUTED CAPITAL	25,010	421,100	822,610
OTHER	--	--	(228)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	844,977	1,926,100	4,250,762

NET INCREASE (DECREASE) IN CASH	(38,025)	(29,168)	--
BEGINNING CASH BALANCE	38,025	67,193	--

CASH ENDING BALANCE	--	38,025	--

SUPPLEMENTAL INFORMATION
CASH PAYMENTS FOR INTEREST EXPENSE	--	--	2,711
CASH PAYMENTS FOR INCOME TAXES	--	--	--
NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	--	--	141,461
MANAGEMENT	--	--	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	--	--	485,054
IMPUTED EXECUTIVE COMPENSATION	--	--	278,901
RESTITUTION	--	--	2,676,409
INTEREST EXPENSE -BOND CONVERSION	--	15,522	44,442
INTEREST EXPENSE -BENEFICIAL CONVERSION	--	508,750	508,750
DISPUTE SETTLEMENT	--	--	10,603
STOCK CANCELLATION	--	--	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	--	235,000	235,000
BOND CONVERSION INTO COMMON STOCK	--	530,000	530,000
STOCK BASED COMPENSATION	30,000	1,848,000	1,878,000

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001

HISTORY

Background

Biogan International, Inc. (“Biogan” or the “company”) was incorporated under the laws of the State of Delaware on February 5, 1988 under the name H.W. Ronney and Company and has been a development stage company since its inception. The company changed its name to Biogan Medical International, Inc. in March 1989 after merging with a company of that name, and then engaged in various medical-related enterprises under the company’s new name. Prior to 1995, either directly or indirectly, through subsidiaries or other affiliates, the company also engaged in business operations in a variety of other industries, undergoing several corporate restructurings during that time.

In 1995, the company began development of a new concept in electrical motors called the IntorCorp Motor. To assist in the development of the company’s electrical motor concept, the company entered into a consulting agreement with Technical Development Consultants, Inc. (“TDC”), an independent electrical engineering consulting firm. As part of the research and development process, the company’s consultants formed a company called Collective Technologies, LLC, which company acquired any intellectual property rights held by TDC with respect to the IntorCorp Motor concept. The company changed its name to Biogan International, Inc. in September 1997 to avoid any confusion that could result from the use of the word “medical” in the company’s name when the company’s emphasis at that time was to promote the development of the IntorCorp Motor.

Effective February 1998, the company entered into a joint venture agreement with Collective Technologies, LLC to continue the development of the IntorCorp Motor through an Idaho corporation, IntorCorp, Inc., in which the company held a 50% ownership interest. In August 1999, the company transferred all of its rights and interest in IntorCorp, Inc., including the company’s interest in the IntorCorp Motor and the patent application to the electromagnetic motor, in connection with an agreement with R-Tec Engineering Corporation. Under the terms of the agreement, the parties created an Idaho corporation, R-Tec Holding, Inc., into which the company transferred its 50% ownership interest in IntorCorp, Inc. in exchange for 4,266,797 shares of common stock of R-Tec Holding, Inc. In September 1999, the company distributed these shares to its stockholders. Following this transaction, and having divested itself of certain assets related to the electrical motor industry and disposed of all of its subsidiaries and other interests in other affiliates and other entities, the company began to focus its attention, experience and resources on developing a base metal mining and smelting operation in the People’s Republic of China.

Cooperative Joint Venture

Effective July 1, 2000 the company entered into an asset purchase agreement with Hechi Industrial Co., Ltd. (Hechi) under the laws of the People’s Republic of China. A Cooperative Joint Venture, Guangxi Guanghe Metals Co., Ltd. (GGM), was formed for the purpose of engaging in the mining and milling of non-ferrous metals and for the purpose of operating a copper smelter to produce blister copper in the Guangxi Province of China.

Pursuant to the transaction, the company paid $1,700,000 and issued 16,800,000 shares of the company’s common stock and 30,200 shares of Series A preferred stock to Hechi in exchange for a 92% equity interest and a 95% profits interest in GGM.

On July 27, 2001, the company was advised that the transactions contemplated under the original agreements were not in compliance with certain laws of the People’s Republic of China.

Following discussions with Hechi and its U.S., Chinese and Canadian legal counsel, the company implemented the acquisition on a restructured basis on July 19, 2002, in compliance with Chinese legal requirements, more fully described in Note 12 “Subsequent Events.” As a result, Biogan acquired, as intended under the original agreement with Hechi, a 92% equity interest and a 95% profits interest in GGM in exchange for 78.4% of Biogan’s voting capital stock. For accounting purposes, the transaction will be treated as a reverse takeover, with GGM treated as having acquired Biogan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRESENTATION
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

B. COPERATIVE JOINT VENTURE INVESTMENT
The $1,700,000 referred to in Note 1 above will not be refunded should the Chinese transaction not be consummated. The common and preferred shares previously issued were cancelled. The common shares will be reissued along with a new Series B Preferred Stock in connection with the re-structuring as outlined in Note 12.

Should the transaction not be consummated, the $1,700,000 will be written off in which case the stockholders’ deficit of $1,961,000 at December 31, 2001 will become $3,661,000. See next caption “Continued Existence.”

C. CONTINUED EXISTENCE
The company has had recurring losses from development stage activities, negative working capital of $1,539,000 and a stockholders’ deficit of $1,961,000. In addition, there is also an uncertainty in connection with the company meeting its $7,300,000 funding requirement (Note 12).

The above financial factors raise a substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. Management plans to continue in existence are set forth in Note 1 “Cooperative Joint Venture” and Note 12 “Subsequent Events”. There can be no assurance that the Cooperative Joint Venture will be successful.

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

3.    NOTES PAYABLE

Unsecured notes payable, with interest at 10% per annum, are payable on demand, with payments applied first to any unpaid interest. As of December 31, 2001 the balance consists of the following:

Ronald J. Tolman, Stockholder, November 13, 1996	40,000
Rulon L. Tolman, Stockholder, November 13, 1996	40,000
Rulon L. Tolman, Stockholder, April 29, 1999	10,000
Ronald J. Tolman, Stockholder, September 7, 1999	5,000
Hechi Industrial Company Limited, January 3, 2001	50,000
Hechi Industrial Company Limited, February 6, 2001	19,985
Gilles Laverdiere, Vice Chairman & CEO of Biogan, March 31, 2001	60,000
Hechi Industrial Company Limited, May 29, 2001	19,982
Hechi Industrial Company Limited, August 20, 2001	25,000
Total Notes Payable	$269,967

4.       STOCKHOLDERS’ DEFICIT

COMMON STOCK — There are 120,066,191 shares of common stock issued and outstanding, of which 28,800,000 are held in escrow as collateral for the convertible debentures, resulting in net shares outstanding of 91,266,199.

PREFERRED STOCK — There are 1,100 shares of Series A convertible preferred stock issued and outstanding, which are convertible into 13,200,000 common shares. See Note 2. I, “Stock Based Expenses” in connection with the Series A preferred shares.

ADDITIONAL PAID IN CAPITAL — Included in additional paid in capital for which no stock was issued are cash received from Mr. Gilles Laverdiere, Vice Chairman, $822,610 and $171,200 of accrued salaries forgiven by former corporate officers.

5.       ACCRUED EXPENSES

Accrued expenses consist of the following:
Accrued interest on convertible debentures	$226,339
Accrued interest on notes payable	57,230
Accrued salaries - officer/stockholders	393,700
Expenses advanced by Hechi	81,747
$759,016

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

7.       STOCK OPTIONS

On December 8, 1988, the board of directors of Biogan allocated 2,000,000 shares of the company’s authorized common stock shares for a stock incentive plan to be issued as determined by the board at an option price of not less than placement offering of any private placement offering of the company’s common stock. No options have been granted under this stock incentive plan.

8.       INCOME TAXES

At December 31, 2001, Biogan had net operating losses (NOL) carryforwards and research & development tax credit as follows:

YEAR	NOL	YEAR EXPIRES	TAX CREDIT	YEAR EXPIRES
1995	2,887,130	2010
1996	1,122,539	2011	12,197	2011
1997	736,051	2017	9,665	2012
1999	141,273	2019
2000	1,798,073	2020
2001	1,711,698	2021	______
	$8,396,764		$21,862

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

9. RECENTLY ISSUED ACCOUNTING STATEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with determinable lives (such as goodwill) are no longer subject to amortization; rather they are subject to impairment by applying a fair-value-based test. SFAS 142 is generally effective for fiscal years beginning after December 15, 2001. However, the non-amortization provisions regarding goodwill are effective immediately.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS 143 will be effective for years beginning after June 15, 2002, although earlier adoption is permitted.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS 144 will be effective for years beginning after December 15, 2001, although earlier adoption is permitted.

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

Subject to adjustment for stock splits, stock dividends, capital reorganizations or similar occurrences, the conversion rate for the debentures is equal to the lower of the per share price of $0.4166 or 80% of the average of the closing bid prices of Biogan’s common stock as reported on the over-the-counter market for the five trading days immediately prior to the conversion date, except that the conversion rate for the $650,000 of the additional principal amount of the TK debenture related to the September 2001 amendment discussed below, shall not be less than $0.025 per share.

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

Under the September 2001 amendment to the TK debenture discussed below, the debenture was to be secured by the company’s assets. The TK and Carbon Mesa debentures also continue to be secured by 28,800,000 shares of common stock pledged by the company. The pledged shares are held in escrow under the terms of a pledge agreement dated March 8, 2000. The pledge agreement provides that, unless and until an event of default occurs, the pledged shares shall be deemed unissued shares for the purpose of voting and other powers of ownership. Any dividends, whether in cash or stock, paid with respect to the pledged shares will be added to the pledged shares as additional collateral.

On August 18, 2000 and December 5, 2000, TK converted an aggregate of $530,000 of the principal balance of its debenture plus related interest into 3,379,489 shares of common stock. In 2000 the company repaid $5,000 of the $35,000 principal amount of the Carbon Mesa Debenture. An additional $10,000 was paid on the Carbon Mesa Debenture in 2002. Prior to September 24, 2001, Biogan defaulted under the provisions of the debentures and the registration rights agreement due to its failure to maintain its listing on the NASD’s OTC Electronic Bulletin Board and its failure to timely register with the SEC for resale the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. As a result of this failure, penalties totaling $956,000 became due. The company renegotiated the terms of the TK debenture and, on September 24, 2001, amended the debenture and the Registration Rights Agreement. Under the amendment, TK waived defaults under the TK debenture and agreed to extend the maturity date of the TK debenture from February 28, 2002 to February 28, 2003, and provide that unpaid interest shall continue to accrue on the TK debenture payable quarterly in arrears beginning March 31, 2002. The company also agreed to increase the principal balance of the TK debenture by $650,000 to $2,120,000 and issue 2,500,000 shares of common stock to TK in settlement of penalties outstanding under the registration rights agreement. Accrued interest under both the TK and Carbon Mesa debentures continues to be payable upon conversion in the form of either cash or additional shares of common stock, at the company’s option, at the then-applicable conversion rate. Biogan remains in default of the Carbon Mesa Debenture.

The company also agreed that on or before November 30, 2001, it would file with the SEC all securities filings that are required to be filed prior to that date and secure and maintain the listing of Biogan common stock on an exchange or on the NASD’s OTC Electronic Bulletin Board. In addition, the company agreed to file by January 31, 2002 a registration statement covering, among other things, the shares of common stock issued or issuable upon conversion of the debentures and exercise of the warrants. Penalty for failure to comply with the filing or relisting requirements, was that the principal amount of the TK debenture would increase by $50,000 for each 30-day period of non-compliance, with a maximum aggregate increase of $350,000. As a result of the company’s failure to comply with the above filing and listing requirements, the principal amount of the debentures has increased by a further $50,000, resulting in a balance at December 31, 2001 of $2,200,000 less unamortized issuance cost ($70,661) or a net balance of $2,129,339. At December 31, 2001 accrued interest amounted to $226,339.

11.     RELATED PARTY TRANSACTIONS

Thomson Kernaghan & Co. Limited (TK) owned 9.9% of the company’s common stock at December 31, 2001 (Note 10.) Disregarding beneficial ownership limitations, the remaining debentures convert into approximately 174,000,000 shares of common stock and the Series A preferred stock (Note 4) converts into 13,200,000 shares of common stock.

The company’s Vice Chairman and three former officers/stockholders contributed capital of $993,810 for which no shares of stock were issued (Note 4. “Stockholders Deficit”). Also a $60,000 10% unsecured demand note (Note 3) and $120,000 in accrued salary (Note 5) were due the company’s Vice Chairman.

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

e)	Hechi and the company amended and restated the agreement establishing the Cooperative Joint Venture to provide for the replacement of the company by Biogan (BVI)Inc. and

f)	Fushan and the company entered into a share exchange agreement pursuant to which the company acquired 100% of Biogan International (BVI) Inc. in exchange for 16,800,000 shares of the company’s common stock and 3,624,000 shares of Series B Preferred stock.

The Series B Preferred Stock is convertible into 362,400,000 shares of common stock following shareholder authorization of additional issuable stock at Biogan’s next meeting of shareholders.

In order for the company to earn its 92% equity interest in GGM, it must contribute additional capital of $7,300,000 to GGM by September 2003. Should the company not contribute the $7,300,000 or contribute only a partial amount, its ownership equity will be reduced proportionately. Regardless of any additional capital contributed, the profit and loss sharing remains at 95%.

As a result of this transaction, the company’s business will be completely concentrated in the People’s Republic of China. Consequently its continued existence depends on the success of the Cooperative Joint Venture. Because the company conducts its principal operations in China, it is subject to significant risks not typically associated with investments in equity securities of the United States and Western European companies. These include risks associated with, among others, the political, economic and legal environment, influence of the State Council over substantially all aspects of its operations and competition in the mining and refining industry.

It is the company’s management belief that the events outlined above, along with its plans to raise at least $7,300,000 for modernizing the properties of GGM will allow the company to continue in existence. As set forth in Note 2.C. “Continued Existence” there can be no assurance that these plans will be successfully effected and the company will operate as a going concern.

BIOGAN INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS UNAUDITED As of

	MARCH 31, 2001	JUNE 30, 2001	SEPTEMBER 30, 2001
ASSETS
CASH	$9,921	6,146	$5,595
PREPAID EXPENSES	--	--0	--

TOTAL CURRENT ASSETS	9,921	6,146	5,595

FURNITURE/EQUIPMENT	36,635	36,635	36,635
ACCUMULATED DEPRECIATION	(27,801)	(29,079)	(29,661)

TOTAL FIXED ASSETS	8,834	7,556	6,974

COOPERATIVE JOINT VENTURE	1,700,000	1,700,000	1,700,000

TOTAL ASSETS	$1,718,755	$1,713,702	1,712,569

LIABILITIES & STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$413,166	425,840	469,668
NOTES PAYABLE	224,985	244,967	269,967
ACCRUED EXPENSES	415,373	499,309	589,546

TOTAL CURRENT LIABILITIES	1,053,524	1,170,116	1,329,181

NON-CURRENT LIABILITIES
CONVERTIBLE DEBENTURES
- NET OF UNAMORTIZED DISC0UNT AND ISSUANCE COSTS	1,229,873	1,290,727	2,009,013

TOTAL LIABILITIES	2,283,397	2,460,843	3,338,194

STOCKHOLDERS' DEFICIT
SERIES A CONVERTIBLE PREFERRED STOCK $.001 PAR VALUE,	1	1	1
10,000,000 SHARES AUTHORIZED 1,100 SHARES ISSUED
COMMON STOCK $.001 PAR VALUE 300,000,000 SHARES AUTHORIZED	88,766	88,766	91,266
ADDITIONAL PAID IN CAPITAL	8,326,877	8,326,877	8,354,377
ACCUMULATED DEFICIT	(8,980,286)	(9,162,785)	(10,071,269)

TOTAL STOCKHOLDERS' DEFICIT	(564,642)	(747,141)	(1,625,625)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,718,755	$1,713,702	1,712,569

BIOGAN INTERNATIONAL,INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS UNAUDITED

	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001	FOR THE THREE MONTH PERIOD ENDED MARCH 31, ;2000	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001	FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001	FOR THE SIX MONTH PERIOD ENDED JUNE 30 ,2000	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,2001	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FROM INCEPTION FEBRUARY 5, 1988 THROUGH SEPTEMBER 30, 2001

SALES REVENUE	--	--	--	--	--	--	--	--	--	--	8,620

TOTAL SALES	--	--	--	--	--	--	--	--	--	--	8,620

EXPENSES
WAGES	63,200	43,200	53,200	43,200	116,400	86,400	58,200	43,200	174,600	129,600	958,989
STOCK SUBSCRIPTION LOSS	--	--	--	--	--	--	--	--	--	--	101,006
DEPRECIATION EXPENSE	2,296	1,831	1,278	1,353	3,574	3,185	582	1,371	4,156	4,555	29,811
AMORTIZATION	65,456	--	66,854	64,563	132,310	64,563	68,286	64,476	200,596	129,040	395,013
STOCK BASED EXPENSE	--	--	--	--	--	--	30,000	--	30,000	--	1,500,480
INTEREST EXPENSE	32,982	7,229	35,736	42,450	68,718	49,679	37,537	37,942	106,255	87,621	279,468
INTEREST EXPENSE - BENEFICIAL CONVERSION	--	508,750	--	--	--	508,750	--	--	--	508,750	508,750
LEGAL & ACCOUNTING FEES	170,355	98,350	14,870	99,478	185,225	197,828	53,036	190,235	238,261	388,064	1,202,952
RENT	5,895	--	3,738	--	9,633	--	3,738	--	13,371	--	56,210
START UP COSTS	--	--	--	--	--	--	--	--	--	--	180,941
RESEARCH AND DEVELOPMENT	--	--	--	--	--	--	--	--	--	--	343,681
SUBSIDIARIES LOSSES	--	--	--	--	--	--	--	--	--	--	158,380
OTHER OPERATING EXPENSES	17,514	7,190	6,823	11,115	24,337	18,304	7,105	12,229	31,442	30,532	662,365

TOTAL EXPENSES	357,698	666,550	182,499	262,159	540,197	928,709	258,484	349,453	798,681	1,278,162	6,378,046

NET OPERATING INCOME (LOSS)	(357,698)	(666,550)	(182,499)	(262,159)	(540,197)	(928,709)	(258,484)	(349,453)	(798,681)	(1,278,162)	(6,369,426)
STOCK RECOVERY INCOME	--	--	--	--	--	--	--	--	--	--	(2,676,409)
INTEREST INCOME	--	--	--	1,930	--	1,930	--	24	--	1,954	7,418
OTHER INCOME	--	--	--	--	--	--	--	--	--	--	248
DEBENTURE SETTLEMENT COSTS	--	--	--	--	--	--	(650,000)	--	(650,000)	--	(650,000)
MISCELLANEOUS EXPENSE	--	(88)	--	--	--	(88)	--	--	--	(88)	(5,580)

TOTAL OTHER	--	(88)	--	1,930	--	1,842	(650,000)	24	(650,000)	1,866	(3,324,323)
NET INCOME (LOSS)	(357,698)	(666,638)	(182,499)	(260,229)	(540,197)	(926,867)	(908,484)	(349,429)	(1,448,681)	(1,276,296)	(9,693,749)

PRIMARY INCOME (LOSS) PER SHARE	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.00)	(0.02)	(0.01)	(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING	88,766,199	85,386,710	88,766,199	85,386,710	85,386,710	85,386,710	88,821,114	85,386,710	88,821,114	85,386,710	48,563,371

BIOGAN INTERNATIONAL,INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD FROM INCEPTION (FEBRUARY 5, 1988) THROUGH SEPTEMBER 30, 2001 UNAUDITED

COMMON STOCK ISSUED:	SHARES	COMMON STOCK AMOUNT	PREFERRED STOCK SHARES AMOUNT		AMOUNT PER SHARE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	STOCKHOLDERS' EQUITY (DEFICIT)
____________________	____________	____________	____________	____________	_________________	_________________	___________________	___________________
1988	2,250,000	2,250				22,750	(15,052)	9,950
1989	21,387,347	21,387				197,352	(149,448)	79,241
1995	56,858,115	56,858				3,246,860	(3,261,573)	121,386
1996	4,573,939	4,574				1,123,417	(1,263,513	(14,136)
1997	2,785,054	2,785				560,139	(678,716)	(129,927)
1998	(2,731,571)	(2,732)				(782,711)	582,555	(332,815)
1999	263,826	264				442,868	(238,263)	(127,946)
TOTAL AT DECEMBER 31, 1999	85,386,710	85,387				4,810,675	(5,024,010)	(127,946)
MARCH 8, 2000 BENEFICIAL CONVERSION FEATURE	--	--				508,750		508,750
MARCH 31, 2000 CONTRIBUTED CAPITAL	--	--				170,500		170,500
FORGIVEN OFFICERS WAGES	--	--				171,200		171,200
JUNE 30, 2000 CONTRIBUTED CAPITAL	--	--				205,500		205,500
AUGUST 18, 2000 CONTRIBUTED CAPITAL	--	--				10,000		10,000
$500,000 DEBENTURE CONVERSION PLUS INTEREST OF $15,122	2,712,387	2,712			0.1899	512,410		515,122
OCTOBER 8, 2000 PREFERRED STOCK ISSUED	--	--	1,100	1.00	0.00140	(1)		--
STOCK BASED COMPENSATION	--	--				1,848,000		1,847,999
DECEMBER 5, 2000 CONTRIBUTED CAPITAL	--	--				35,100		35,100
$30,000 DEBENTURE CONVERSION PLUS INTEREST OF $400	667,102	667			0.0456	29,733		30,400
NET LOSS FOR 2000	--	--	--	--		--	(3,598,578)	(3,598,578)
	_________	_________	_________	_________		_________	_________	_________
	88,766,199	88,766	1,100	1		8,301,867	(8,622,588)	(9,231,955)
MARCH 31, 2001 CONTRIBUTED CAPITAL	--	--				25,010		25,010
NET LOSS FOR QUARTER ENDING	--	--	--	--		--	(357,698)	(357,698)
	_________	_________	_________	_________		_________	_________	_________
TOTAL AT MARCH 31, 2001	88,766,199	88,766	1,100	1		8,326,877	(8,980,286)	(564,642)
JUNE 30, 2001 NET LOSS FOR QUARTER ENDING	--	--	--	--		--	(182,499)	(182,499)
	_________	_________	_________	_________		_________	_________	_________
TOTAL AT JUNE 30, 2001	88,766,199	88,766	1,100	1		8,326,877	(9,162,785)	(747,141)
SEPTEMBER 30, 2001 STOCK ISSUED - DEBENTURE SETTLEMENT	2,500,000	2,500			0.0010	(2,500)
STOCK BASED COMPENSATION	--	--				30,000		30,000
NET LOSS FOR QUARTER ENDING	--	--	--	--		--	(908,484)	(908,484)
	_________	_________	_________	_________		_________	_________	_________
TOTAL AT JUNE 30, 2001	91,266,199	91,266	1,100	1		8,354,377	(10,071,269)	(1,625,625)
	========	========	========	========		========	========	========

BIOGAN INTERNATIONAL,INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS UNAUDITED

	FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2001	FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001	FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000	FOR THE NINE MONTHE PERIOD ENDED SEPTEMBER 30, 2001	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000	FROM FEBRUARY 5, 1988 (INCEPTION)THROUGH SEPTEMBER 30, 2001
CASH FLOWS FROM OPERATIONS
NET INCOME (LOSS)	$(357,698)	$(666,638)	$(540,197)	$(926,867)	$(1,448,681)	$(1,276,296)	$(9,693,749)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES:
ADD BACK STOCK ISSUED FOR:
MANAGEMENT	--	--	--	--	--	--	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	--	--	--	--	--	--	485,054
IMPUTED EXECUTIVE COMPENSATION	--	--	--	--	--	--	278,900
RESTITUTION	--	--	--	--	--	--	2,676,409
STOCK BASED COMPENSATION	--	--	--	--	30,000	--	1,500,480
INTEREST EXPENSE	--	--	--	--	--	15,123	44,442
INTEREST EXPENSE - BENEFICIAL CONVERSION	--	508,750	--	508,750	--	508,750	508,750
DISPUTE SETTLEMENTS	--	--	--	--	--	--	10,603
STOCK CANCELLATION	--	--	--	--	--	--	(57,570)
OTHER ADJUSTMENTS:
SUBSIDIARIES LOSSES	--	--	--	--	--	--	158,380
STOCK SUBSCRIPTION LOSS	--	--	--	--	--	--	101,006
FIRST DEVELOPMENT STAGE LOSS	--	--	--	--	--	--	142,733
AMORTIZATION	65,456	--	132,310	64,564	200,596	129,039	395,013
DEPRECIATION AND AMORTIZATION	2,296	3,219	3,574	3,184	4,156	4,555	29,810
	_________	_________	_________	_________	_________	_________	_________

TOTAL ADJUSTMENTS	67,752	511,969	135,884	576,498	234,752	657,467	6,335,304
			`
PREPAID EXPENSES	--	--	--	(36,988)	--	--	--
ACCOUNTS RECEIVABLE	--	--	--	--	--	--	--
ACCOUNTS PAYABLE	60,665	9,193	73,339	(32,740)	117,167	26,004	469,670
ACCRUED LIABILITIES	96,182	47,601	180,118	125,686	270,355	191,708	589,546
	_________	_________	_________	_________	_________	_________	_________

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES	(133,099)	(97,875)	(150,856)	(294,411)	(826,407)	(401,117)	(2,299,229)
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE FURNITURE/EQUIPMENT	--	--	--	--	--	(1,078)	(37,032)
DISPOSAL FURNITURE/EQUIPMENT	--	--	--	--	--	--	475
ADVANCE ON BUSINESS COMBINATION	--	--	--	(850,000)	--	(1,700,000)	(1,700,000)
INVESTMENT IN SUBSIDIARIES	--	--	--		--		(158,380)
	_________	_________	_________	_________	_________	_________	_________

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	--	--	--	(850,000)	--	(1,701,078)	(1,894,937)
CASH FLOWS FROM FINANCING ACTIVITIES
NOTES PAYABLE - OTHER RECEIVED	--	--	--	--	--	--	220,140
NOTE PAYABLE-STOCKHOLDER RECEIVED	79,985	--	99,967	(25,000)	124,967	(25,000)	249,967
PAYMENT OF NOTES PAYABLE - OTHER	--	--	--	(20,000)	--	(20,000)	(58,680)
ISSUANCE OF COMMON STOCK	--	--	--	--	--	--	821,952
CONTRIBUTED CAPITAL	25,010	370,500	25,010	576,000	25,010	586,000	822,610
BOND ISSUANCE COST CAPITALIZED	--	(300,000)	--	(300,000)	--	(300,000)	(300,000)
PAYMENT OF DEBENTURES	--	--	(6,000)	--	(6,000)	--	(6,000)
CONVERTIBLE DEBENTURES	--	1,800,000	--	1,800,000	650,000	1,800,000	2,450,000
OTHER	--	--	--	--	--	--	(228)
	_________	_________	_________	_________	_________	_________	_________
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES	104,995	1,870,500	118,977	2,031,000	793,977	2,041,000	4,199,761
	_________	_________	_________	_________	_________	_________	_________

NET INCREASE(DECREASE) IN CASH	(28,104)	1,772,625	(31,879)	886,589	(32,430)	(61,195)	5,595
BEGINNING CASH BALANCE	38,025	67,193	38,025	67,193	38,025	67,193	--
	_________	_________	_________	_________	_________	_________	_________
CASH ENDING BALANCE	$ 9,921	$ 1,839,818	$ 6,146	$ 953,782	$ 5,595	$5,998	$5,595
	=======	===========	=======	=========	=======	=======	=======

SUPPLEMENTAL INFORMATION

CASH PAYMENTS FOR INTEREST EXPENSE	--	--	--	--	--	--	2,711
CASH PAYMENTS FOR INCOME TAXES	--	--	--	--	--	--	--
NONMONETARY TRANSACTIONS
STOCK ISSUED FOR:
DEBT REDUCTION	--	--	--	--	--	--	141,461
MANAGEMENT	--	--	--	--	--	--	61,294
CONTRACT LABOR, INCENTIVE BONUSES, PROFESSIONAL
SERVICES, AND RESEARCH AND DEVELOPMENT	--	--	--	--	--	--	535,184
IMPUTED EXECUTIVE COMPENSATION	--	--	--	--	--	--	278,900
RESTITUTION	--	--	--	--	--	--	2,676,409
INTEREST EXPENSE - BOND CONVERSION	--	--	--	--	--	15,123	44,043
INTEREST EXPENSE - BENEFICIAL CONVERSION	--	508,750	--	508,750	--	508,750	508,750
DISPUTE SETTLEMENT	--	--	--	--	--	--	10,603
STOCK CANCELLATION	--	--	--	--	--	--	(57,570)
BOND ISSUANCE COSTS CAPITALIZED	--	--	--	--	--	--	235,000
BOND CONVERSION INTO COMMON STOCK	--	--	--	--	--	500,000	500,000
STOCK BASED COMPENSATION	--	--	--	--	30,000	--	1,500,480